Form 10-Q
period 1995-06-30
ABATIX ENVIRONMENTAL CORP
filed 1995-08-11
CIK 845779

CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                 Quarterly Report Under Section 13 and 15 (d)
                    of the Securities Exchange Act of 1934

For the quarter ended June 30, 1995

Commission file number 1-10184


                           ABATIX ENVIRONMENTAL CORP.
             (Exact name of registrant as specified in its charter)


          DELAWARE                        	                   75-1908110
(State or other jurisdiction of	                           (I.R.S. Employer
incorporation or organization)                         	Identification number)

8311 EASTPOINT DRIVE, SUITE 400
DALLAS, TEXAS                                          	             75227
(Address of principal executive offices)	                          (Zip Code)

Registrant's telephone number, including area code:  (214) 381-1146


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                   	Yes X   	No


Common stock outstanding at July 26, 1995 was 2,211,814 shares.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                             June 30,           December 31,
                                               1995                1994
                                            -----------         -----------
               ASSETS
Current assets:
  Cash                                      $   236,447         $   150,727
  Trade accounts receivable net of
    allowance for doubtful accounts
    of $244,715 in 1995 and $163,233
    in 1994                                   5,527,945           4,428,853
  Inventories                                 2,847,673           2,398,252
  Prepaid expenses and other current assets     158,745             210,585
  Deferred income taxes                         128,805             146,205
  Net asset of discontinued operations                -              91,249
                                            -----------         -----------
    Total current assets                      8,899,615           7,425,871

  Receivables from officers and employees        73,782              58,685
  Property and equipment, net                   593,794             677,431
  Other assets                                   21,622              21,936
                                            -----------         -----------
                                            $ 9,588,813         $ 8,183,923
                                            ===========         ===========

     Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to bank                     $ 3,503,100         $ 2,919,718
  Accounts payable                            1,158,596             792,663
  Net liability of discontinued operations       82,726                   -
  Other accrued expenses and current
    liabilities                                 678,671             496,701
                                            -----------         -----------
    Total current liabilities                 5,423,093           4,209,082

Deferred income taxes                            25,390              74,005
                                            -----------         -----------
    Total liabilities                         5,448,483           4,283,087
                                            -----------         -----------

Stockholders' equity:
  Preferred stock - $1 par value, 2,000,000
    shares authorized; none issued                    -                   -
  Common stock - $.001 par value,
    20,000,000 shares authorized; issued
    2,341,314 shares in 1995 and 2,319,748
    shares in 1994                                2,341               2,320
  Additional paid in capital                  2,305,143           2,279,653
  Retained earnings                           2,150,823           1,674,461
  Less cost of 129,500 common shares in
    treasury in 1995 and 26,500 common
    shares in treasury in 1994                 (317,977)            (55,598)
                                            -----------         -----------
    Total stockholders' equity                4,140,330           3,900,836
Commitments                                           -                   -
                                            -----------         -----------
                                            $ 9,588,813         $ 8,183,923
                                            ===========         ===========

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                             	Three Months Ended        	Six Months Ended
                                   June 30,                	 June 30,
                              1995         1994         1995         1994
                           -----------  -----------  -----------  -----------
Net sales                  $ 7,712,571  $ 6,963,680  $13,702,005  $12,929,560
Cost of sales                5,418,488    5,107,197    9,705,439    9,383,821
                           -----------  -----------  -----------  -----------
  Gross profit               2,294,083    1,856,483    3,996,566    3,545,739

Selling, general and
  administrative expenses    1,610,342    1,536,058    3,041,569    3,019,573
                           -----------  -----------  -----------  -----------
  Earnings from operations     683,741      320,425      954,997      526,166

Other income (expense):
  Interest expense             (64,521)     (69,340)    (129,726)    (117,740)
  Interest income
    and other, net               6,118        7,500       10,436        7,490
                           -----------  -----------  -----------  -----------
  Earnings from continuing
    operations before
    income taxes               625,338      258,585      835,707      415,916

Income tax expense             263,850      103,434      359,345      166,366
                           -----------  -----------  -----------  -----------
  Earnings from continuing
    operations                 361,488      155,151      476,362      249,550

Discontinued operations:
  Loss from discontinued
    operations, net of tax
    benefit of $32,295 and
    $46,922 for the three
    and six months ended
    June 30, 1994,
    respectively                     -      (62,895)           -      (93,414)
                           -----------  -----------  -----------  -----------
  Net earnings             $   361,488  $    92,256  $   476,362  $   156,136
                           ===========  ===========  ===========  ===========

Earnings per common and
  common equivalent share:
  Earnings from continuing
    operations             $       .16  $       .07  $       .21  $       .11
  Loss from discontinued
    operations                       -         (.03)           -         (.04)
                           -----------  -----------  -----------  -----------
  Net earnings             $       .16  $       .04  $       .21  $       .07
                           ===========  ===========  ===========  ===========

Weighted average common
 and common equivalent
 shares outstanding          2,241,886    2,336,427    2,261,941    2,330,149
                           ===========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                  ---------------------------
                                                     1995            1994
                                                  -----------     -----------
Cash flows from operating activities:
  Net earnings                                    $   476,362     $   156,136
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
    Depreciation and amortization                     167,234         141,262
    Deferred income taxes, net                        (31,215)        (13,882)
    Gain on disposal of assets                         (6,528)         (2,875)
    Changes in assets and liabilities:
      Receivables                                  (1,099,092)     (2,334,509)
      Inventories                                    (449,421)       (602,134)
      Refundable income taxes                               -         117,690
      Prepaid expenses and other                       51,840         (31,895)
      Net liability of discontinued operations        173,975         (31,186)
      Accounts payable                                365,933       1,018,024
      Other accrued expenses
        and current liabilities                       186,689         201,661
                                                  -----------     -----------
    Net cash used in operating activities            (164,223)     (1,381,708)
                                                  -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment                 (114,169)       (271,591)
  Proceeds from sale of property and equipment         37,100          11,047
  Advances to officers and employees                  (28,545)         (3,538)
  Collection of advances to officers and employees     13,448           3,704
  Other net assets                                        314               -
                                                  -----------     -----------
    Net cash used in investing activities             (91,852)       (260,378)
                                                  -----------     -----------
Cash flows from financing activities:
  Exercise of stock options and warrants               25,511         117,505
  Purchase of treasury stock                         (262,379)              -
  Net borrowings on notes payable to bank             583,382       1,467,086
  Principal payments on capital lease obligations      (4,719)           (209)
                                                  -----------     -----------
    Net cash provided by financing activities         341,795       1,584,382
                                                  -----------     -----------
Net increase (decrease) in cash                        85,720         (57,704)
Cash at beginning of period                           150,727         172,186
                                                  -----------     -----------
Cash at end of period                             $   236,447     $   114,482
                                                  ===========     ===========
Supplemental disclosure information:
  Cash paid during the period for:
    Interest                                      $   130,891     $   107,862
    Income taxes                                  $   255,000     $    12,200

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)	BASIS OF PRESENTATION, GENERAL AND BUSINESS

Abatix Environmental Corp. ("Abatix") and its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), collectively the "Company", market and distribute personal protection and safety equipment and durable and nondurable supplies to the asbestos and lead abatement, industrial safety, hazardous materials, and construction tool industries. The Company, through IESI, imports certain products sold primarily through the Company's distribution system. The sorbent manufacturing business of IESI was discontinued in December 1994 (see note 2).

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. Certain amounts have been reclassified for consitency in presentation. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

(2)	DISCONTINUED OPERATIONS

In December 1994, the Company announced the discontinuance of the sorbent manufacturing business of IESI, which was substantially complete at June 30, 1995. Certain assets have been sold for approximately $30,000 in cash since December 15, 1994, the measurement date. The remaining assets primarily consist of accounts receivable and the remaining liabilities consist of the reserve related to the discontinuance. The balance of this reserve exists primarily to cover the remaining costs associated with the facility lease. This lease expires in September 1999. Actual costs through June 30, 1995 approximated management's December 1994 estimates. Sales of sorbents were $34,000 and $89,000 for the three months ended June 30, 1995 and 1994, respectively, and $108,000 and $207,000 for the six months ended June 30, 1995 and 1994, respectively.

(3)	STOCKHOLDERS' EQUITY

In February 1995, the Board of Directors of the Company approved a repurchase of up to 110,000 shares of the Company's common stock. In May and July 1995, the Company repurchased 13,000 and 50,000 shares of common stock, respectively. Since November 1994, the Company has purchased 179,500 shares for treasury stock.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1995 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1994.

RESULTS OF CONTINUING OPERATIONS

Net sales of $7,713,000 for the three months ended June 30, 1995, increased 11% or $749,000 over the same period in 1994. This increase is primarily due to increased market share in several locations, partially offset by decreased sales of construction tools caused by weather delays.

Gross profit of 30% of sales for the three month period ended June 30, 1995, increased from 27% for the same period in 1994. This increase is attributable to improved sales pricing as a result of enhanced customer service, as well as, expanded purchasing power.

Selling, general and administrative expenses of $1,610,000 for the three month period ended June 30, 1995, increased 5% or $74,000 over the same period in 1994. Increased administrative costs associated with higher revenues, partially offset by efficiencies gained through the implementation of information technology, resulted in the slight increase. Selling, general and administrative expenses for 1995 were 21% of sales compared to 22% of sales for 1994.

Interest expense of $65,000 decreased 7% from 1994 expense of $69,000. This decrease is primarily due to a decrease in borrowings, partially offset by an increase in the interest rate. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

DISCONTINUED OPERATIONS

See Note 2 to the consolidated financial statements.

NET RESULTS

Net earnings for the three months ended June 30, 1995 of $361,000 or $.16 per share increased $269,000 from net earnings of $92,000 or $.04 per share for the same period in 1994. The 292% increase in net earnings is primarily due to higher sales and profit margins, and the absence of the negative impact of discontinued operations on 1994 results, partially offset by higher income taxes.

SIX MONTH PERIOD ENDED JUNE 30, 1995 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1994.

RESULTS OF CONTINUING OPERATIONS

Net sales from continuing operations for the six months ended June 30, 1995 increased 6% to $13,702,000 from $12,930,000 in 1994. The increase is primarily a result of increased market share in several markets. The increase is partially offset by decreased sales in Southern California caused by poor weather conditions delaying construction projects, as well as, increased competition in specific asbestos abatement products in certain geographic markets.

The Company intends to continue serving the asbestos abatement market and to continue diversifying revenues in all markets with hazardous material remediation, industrial product and construction tool sales. Efforts to further expand and diversify revenues without sacrificing product margins should provide the foundation for continuing profitability in 1995.

Gross profit for the six month period ended June 30, 1995 increased from 27% to 29% over 1994. This increase is attributable to improved sales pricing as a result of enhanced customer service, as well as, expanded purchasing power.

Selling, general and administrative expenses of $3,042,000 for the six month period ended June 30, 1995, increased 1% or $22,000 over the same period in 1994. The increase was attributable to increased operating expenses from increased sales, partially offset by improved cost management. Selling, general and administrative expenses for 1995 were 22% of sales compared to 23% of sales for 1994. Unless a new location is opened, these expenses are expected to remain in their current range for 1995.

Interest expense of $130,000 increased 10% over 1994 expense of $118,000. This increase is primarily due to an increase in the interest rate, partially offset by a decrease in borrowings. Increases in the prime rate could negatively affect the Company's earnings.

DISCONTINUED OPERATIONS

See Note 2 to the consolidated financial statements.

NET RESULTS

Net earnings for the six months ended June 30, 1995 of $476,000 or $.21 per share increased $320,000 from net earnings of $156,000 or $.07 per share for the same period in 1994. The 205% increase in net earnings is primarily due to increased sales, increased profit margins and the elimination of the negative impact of the discontinued operations on 1994 results, partially offset by higher income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended June 30, 1995 of $164,000 resulted principally from the seasonal increase in receivables and inventories, partially offset by the increase in net earnings, payables, and accrued expenses.

The Company's historical seasonal patterns result in higher sales in the second and third quarters of each year and lower sales in the first and fourth quarters. Considering these sales patterns, the Company generally requires external cash resources in the latter half of the first quarter through the middle of the third quarter to fund and sustain the growth in revenues. The latter part of the third quarter through the first part of the first quarter typically represents the collection cycle. Several factors are expected to result in less demand on cash flow from operations in 1995. The rate of revenue growth in 1995 is expected to be lower than 1994 resulting in less cash demand; the Company increased the credit department personnel in January 1995 which has improved the collection cycle; and the Company will not have to fund the operating losses at IESI in 1995. In addition, unless a new location is opened, 1995 capital expenditures are anticipated to be lower than 1994 since purchases for the opening of the Seattle location and the introduction of the new computer system were finalized and funded in 1994.

The Company maintains a $4,100,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80% of the book value of eligible trade receivables plus the lessor of 25% of eligible inventory or $500,000. As of June 30, 1995 and July 26,1995, the Company had borrowed $3,301,000 and $2,972,000, respectively, on this credit facility and had the capacity to borrow an additional $799,000 and $1,128,000, respectively. The Company also maintains a $350,000 capital equipment credit facility providing for borrowings at 80% of cost on purchases. There are advances outstanding under this credit facility of $202,000 at June 30, 1995. Both credit facilities are payable on demand.

Management believes that based on its equity position, the Company's current credit facilities can be expanded during the next twelve months, if necessary, and that these facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                                      PART II

                                 Other Information


Item 1. LEGAL PROCEEDINGS -- None

Item 2. CHANGES IN SECURITIES -- None

Item 3. DEFAULTS UPON SENIOR SECURITIES -- None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

Item 5. OTHER INFORMATION -- None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

	(a) Exhibits --

Exhibit 11 Computation Re Per Share Earnings for the three and six month periods ended June 30, 1995 and 1994.

Exhibit 27 Financial Data Schedule for the three months ended June 30, 1995.
	(b) Reports on Form 8-K --

There were no reports on Form 8-K filed for the three months ended
June 30, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the chief financial officer by the Registrant.


                                         	ABATIX ENVIRONMENTAL CORP.
                                         	(Registrant)




Date: August 11, 1995                     By: /S/ FRANK J. CINATL, IV
     ----------------                         -------------------------------
                                              Frank J. Cinatl, IV
                                              Vice President and Chief
                                              Financial Officer of Registrant