Form 10-Q
period 1995-09-30
ABATIX ENVIRONMENTAL CORP
filed 1995-11-13
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  Form 10-Q

                Quarterly Report Under Section 13 and 15 (d)
                   of the Securities Exchange Act of 1934

For the quarter ended September 30, 1995

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


Common stock outstanding at October 20, 1995 was 2,161,814 shares.

                  ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------
                   ASSETS
Current assets:
  Cash                                            $    199,332   $    150,727
  Trade accounts receivable net of
    allowance for doubtful accounts of $292,604
    in 1995 and $163,233 in 1994                     4,849,523      4,428,853
  Inventories                                        2,836,544      2,398,252
  Prepaid expenses and other current assets            149,583        210,585
  Deferred income taxes                                150,805        146,205
  Net asset of discontinued operations                       -         91,249
                                                  ------------   ------------
     Total current assets                            8,185,787      7,425,871

Receivables from officers and employees                 64,979         58,685
Property and equipment, net                            564,528        677,431
Other assets                                            25,617         21,936
                                                  ------------   ------------
                                                  $  8,840,911   $  8,183,923
                                                  ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                           $  2,606,054   $  2,919,718
  Accounts payable                                   1,165,674        792,663
  Net liability of discontinued operations              97,002              -
  Other accrued expenses and current liabilities       741,739        496,701
                                                  ------------   ------------
     Total current liabilities                       4,610,469      4,209,082

Deferred income taxes                                   38,390         74,005
                                                  ------------   ------------
     Total liabilities                               4,648,859      4,283,087
                                                  ------------   ------------

Stockholders' equity:
  Preferred stock - $1 par value, 2,000,000
    shares authorized; none issued                           -              -
  Common stock - $.001 par value, 20,000,000
    shares authorized; issued 2,341,314 shares
    in 1995 and 2,319,748 shares in 1994                 2,341          2,320
  Additional paid-in capital                         2,305,143      2,279,653
  Retained earnings                                  2,341,045      1,674,461
  Less cost of 179,500 common shares in
    treasury in 1995 and 26,500 common
    shares in treasury in 1994                        (456,477)       (55,598)
                                                  ------------   ------------
     Total stockholders' equity                      4,192,052      3,900,836
                                                  ------------   ------------

Commitments
                                                  ------------   ------------
                                                  $  8,840,911   $  8,183,923
                                                  ============   ============
                                      2

See accompanying notes to consolidated financial statements.

                  ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                    Consolidated Statements of Operations
                                 (Unaudited)

                          Three Months Ended           Nine Months Ended
                             September 30,       			     September 30,
                       ------------------------    --------------------------
                          1995         1994            1995          1994
                       -----------  -----------    ------------  ------------
Net sales              $ 7,129,372  $ 6,981,679    $ 20,831,377  $ 19,911,239
Cost of sales            5,079,693    5,112,952      14,785,132    14,496,773
                       -----------  -----------    ------------  ------------
Gross profit             2,049,679    1,868,727       6,046,245     5,414,466
Selling, general and
 administrative expenses 1,618,609    1,475,714       4,660,178     4,495,287
Special charge              80,000            -          80,000             -
                       -----------  -----------    ------------  ------------
Earnings from operations   351,070      393,013       1,306,067       919,179

Other income (expense):
 Interest expense          (74,847)     (83,779)       (204,573)     (201,519)
 Interest income
  and other, net            11,779           17          22,215         7,507
                       -----------  -----------    ------------  ------------
Earnings from continuing
 operations before
 income taxes              288,002      309,251       1,123,709       725,167
Income tax expense          97,780      123,700         457,125       290,066
                       -----------  -----------    ------------  ------------
Earnings from
 continuing operations     190,222      185,551         666,584       435,101

Discontinued operations:
 Loss from discontinued
  operations, net of tax
  benefit of $18,496 and
  $65,418 for the three
  and nine months ended
  September 30, 1994,
  respectively                   -      (25,970)              -      (119,384)
                       -----------  -----------    ------------  ------------
     Net earnings      $   190,222  $   159,581    $    666,584  $    315,717
                       ===========  ===========    ============  ============

Earnings per common and common equivalent share:
 Earnings from
  continuing operations $      .09  $       .08    $        .30  $        .19
 Loss from
  discontinued operations        -         (.01)              -          (.05)
                        ----------  -----------    ------------  ------------
Net earnings            $      .09  $       .07    $        .30  $        .14
                        ==========  ===========    ============  ============

Weighted average common
 and common  equivalent
 shares outstanding      2,208,440    2,337,249       2,216,076     2,332,805
                        ==========  ===========    ============  ============

See accompanying notes to consolidated financial statements.

                  ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                     	Nine Months Ended
                                                        SEPTEMBER 30,
                                                     1995            1994
                                                 ------------    ------------
Cash flows from operating activities:
Net earnings                                     $    666,584    $    315,717
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                       250,042         223,457
  Deferred income taxes, net                          (40,215)          1,948
  Gain on disposal of assets                          (11,615)         (2,875)
  Changes in assets and liabilities:
   Receivables                                       (420,670)     (2,013,866)
   Inventories                                       (438,292)       (468,187)
   Refundable income taxes                                  -         236,236
   Prepaid expenses and other                          61,002         (22,996)
   Net asset/liability of discontinued operations     147,807          25,228
   Accounts payable                                   373,011         487,294
   Other accrued expenses and current liabilities     249,757         184,102
                                                 ------------    ------------
Net cash provided by (used in) operating activities   837,411      (1,033,942)
                                                 ------------    ------------
Cash flows from investing activities:
 Purchase of property and equipment                  (135,014)       (324,248)
 Proceeds from sale of property and equipment          49,934          11,048
 Advances to officers and employees                   (31,359)        (25,147)
 Collection of advances to officers and employees      25,065           7,468
 Other net assets                                      (3,681)         (2,000)
                                                 ------------    ------------
   Net cash used in investing activities              (95,055)       (332,879)
                                                 ------------    ------------
Cash flows from financing activities:
 Exercise of stock options and warrants                25,511         117,505
 Purchase of treasury stock                          (400,879)              -
 Net (repayments) borrowings
  on notes payable to bank                           (313,664)      1,130,792
 Principal payments on capital lease obligations       (4,719)           (130)
                                                 ------------    ------------
   Net cash (used in) provided
     by financing activities                         (693,751)      1,248,167
                                                 ------------    ------------
Net increase (decrease) in cash                        48,605        (118,654)
Cash at beginning of period                           150,727         172,186
                                                 ------------    ------------
Cash at end of period                            $    199,332    $     53,532
                                                 ============    ============

Supplemental disclosure information:
  Cash paid during the period for:  Interest     $    207,142    $    208,211
                                    Income taxes $    430,123    $     87,500

See accompanying notes to consolidted financial statements.

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

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. Certain amounts have been reclassified for consistency in presentation. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

(2)	DISCONTINUED OPERATIONS

In December 1994, the Company announced the discontinuance of the sorbent manufacturing business of IESI, which was completed by September 30, 1995. The remaining asset is the accounts receivable and the remaining liability is the reserve related to the discontinuance. The balance of this reserve exists primarily to cover the remaining costs associated with the facility lease, which expires September 1999. Actual costs through September 30, 1995 approximated management's December 1994 estimates. Sales of sorbents were $8,000 and $123,000 for the three months ended September 30, 1995 and 1994, respectively, and $116,000 and $330,000 for the nine months ended
September 30, 1995 and 1994, respectively.

(3)	STOCKHOLDERS' EQUITY

In February 1995, the Board of Directors of the Company approved a repurchase of up to 110,000 shares of the Company's common stock. In May and July 1995, the Company repurchased 13,000 and 50,000 shares of common stock, respectively. Since November 1994, the Company has purchased 179,500 shares for treasury stock.

Effective October 6, 1995, the Company amended its Certificate of
Incorporation, thereby reducing its authorized capital stock. The authorized preferred stock has been reduced from 2,000,000 shares to 500,000 shares and the authorized common stock has been reduced from 20,000,000 shares to 5,000,000 shares. This reduction in authorized capital stock will result in franchise tax savings without impairing the Company's ability to raise capital, if needed, through the equity markets.

(4)	SPECIAL CHARGE

Effective September 1, 1995, the Company closed its sales/distribution center in Corpus Christi, Texas. This branch office was opened June 1, 1994. Associated with this closing, the Company recorded an $80,000 pretax charge to operations. This charge primarily includes costs related to future lease commitments.

The Company has an option to purchase the building it is currently leasing, at a price believed to be favorable to the building's current market price. The Company, through a real estate broker, is actively marketing this property. If the property is sold or subleased to a third party, the Company would be able to partially recover the charges associated with the future lease commitments.

Sales for the Corpus Christi branch were $67,000 and $44,000 for the three months ended September 30, 1995 and 1994, respectively, and $294,000 and $59,000 for the nine months ended September 30, 1995 and 1994, respectively. The Corpus Christi branch had operating losses of $31,000 and $12,000 for the third quarters 1995 and 1994, respectively, and operating losses of $56,000 and $16,000 for the nine months ended September 30, 1995 and 1994, respectively.

                  ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1994.

RESULTS OF CONTINUING OPERATIONS

Net sales of $7,129,000 for the three months ended September 30, 1995, increased 2% or $148,000 over the same period in 1994.

Gross profit of 29% of sales for the three month period ended September 30, 1995, increased from 27% for the same period in 1994. This increase is primarily attributable to improved pricing as a result of enhanced customer service.

Selling, general and administrative expenses of $1,619,000 for the three month period ended September 30, 1995, increased 10% or $143,000 over the same period in 1994. The increase was attributable to higher selling expenses resulting from increased gross profit. Selling, general and administrative expenses for 1995 were 23% of sales compared to 21% of sales for 1994.

The company recorded a pretax special charge of $80,000 in the three month period ended September 30, 1995 to account for the costs associated with closing the Corpus Christi, Texas sales/distribution facility. The charge primarily includes estimated costs related to future lease commitments.

Interest expense of $75,000 decreased 11% from 1994 expense of $84,000. This decrease is primarily due to a decrease in borrowings, partially offset by an increase in the interest rate. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings. In late September, the Company negotiated a one-half of one percent reduction in its borrowing rate on all of its credit facilities. Interest income and other, net of $12,000 consists primarily of gains on the sale of assets.

DISCONTINUED OPERATIONS

See Note 2 to the consolidated financial statements.

NET RESULTS

Net earnings for the three months ended September 30, 1995 of $190,000 or $.09 per share increased $30,000 from net earnings of $160,000 or $.07 per share for the same period in 1994. The 19% increase in net earnings is primarily due to higher sales and product margins, partially offset by the impact of the special charge and higher selling, general and administrative expenses.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1994.

RESULTS OF CONTINUING OPERATIONS

Net sales from continuing operations for the nine months ended September 30, 1995 increased 5% or $920,000 to $20,831,000 from $19,911,000 in 1994. The increase is primarily a result of increased market share in several markets, partially offset by less demand for asbestos abatement products in certain locations.

The Company intends to continue serving the asbestos abatement market and to continue diversifying revenues in all markets with hazardous material remediation, industrial product and construction tool sales. Efforts to further expand and diversify revenues without sacrificing product margins should provide the foundation for continuing profitability in 1995 and 1996.

Gross profit for the nine month period ended September 30, 1995 increased from 27% to 29% over 1994. This increase is primarily attributable to improved sales pricing as a result of enhanced customer service.

Selling, general and administrative expenses of $4,660,000 for the nine month period ended September 30, 1995, increased 4% or $165,000 over the same period in 1994. The increase was attributable to higher selling expenses resulting from increased gross profit. Selling, general and administrative expenses for 1995 were 22% of sales compared to 23% of sales for 1994. These expenses are estimated to increase slightly in the fourth quarter of 1995 primarily because revenues from the Las Vegas location (scheduled to open in mid-November) are expected to lag behind the start-up expenses.

The Company recorded a special charge of $80,000 in the third quarter 1995 to account for the costs associated with closing the Corpus Christi branch.

Interest expense of $205,000 increased slightly over 1994 expense of $202,000. The increases in prime rate in early 1995 have been mostly offset by a decrease in borrowings. In late September, the Company negotiated a one-half of one percent reduction in its borrowing rate on all of its credit facilities. Interest income and other, net of $22,000 consists primarily of gains on the sale of assets.

DISCONTINUED OPERATIONS

See Note 2 to the consolidated financial statements.

NET RESULTS

Net earnings for the nine months ended September 30, 1995 of $667,000 or $.30 per share increased $351,000 from net earnings of $316,000 or $.14 per share for the same period in 1994. The 111% increase in net earnings is primarily due to increased sales and product margins and the elimination of the negative impact of the discontinued operations on 1995 results, partially offset by higher income taxes, higher selling, general and administrative expenses and the special charge.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the nine months ended September 30, 1995 of $837,000 resulted principally from the net earnings and the increases in the Company's payables and accrued expenses, partially offset by the increase in receivables and inventories.

The Company's historical seasonal patterns result in higher sales in the second and third quarters of each year and lower sales in the first and fourth quarters. Considering these sales patterns, the Company generally requires external cash resources in the latter half of the first quarter through the middle of the third quarter to fund and sustain the growth in revenues. The latter part of the third quarter through the first part of the first quarter typically represents the collection cycle. Several factors are expected to result in less demand on cash flow from operations in 1995. The rate of revenue growth in 1995 has been and is expected to be lower than the growth experienced in 1994 resulting in less demand on cash; the Company increased the credit department personnel in January and August 1995 which has improved the collection cycle; and the Company will not have to fund the operating losses at IESI in 1995. In addition capital expenditures are anticipated to be lower than 1994 purchases.

The Company maintains a $4,100,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80% of the book value of eligible trade receivables plus the lessor of 25% of eligible inventory or $500,000. As of September 30, 1995 and October 20, 1995, the Company had borrowed $2,371,000 and $1,934,000, respectively, on this credit facility and had the capacity to borrow an additional $1,729,000 and $2,120,000, respectively. The Company also maintains a $350,000 capital equipment credit facility providing for borrowings at 80% of cost on purchases. There are advances outstanding under this credit facility of $235,000 at September 30, 1995. Both credit facilities are payable on demand. The Company negotiated a one-half of one percent reduction in its borrowing rate on both of its credit facilities in September 1995.

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

                              Other Information

Item 1. LEGAL PROCEEDINGS -- None

Item 2. CHANGES IN SECURITIES -- None

Item 3. DEFAULTS UPON SENIOR SECURITIES -- None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- In September 1995, the Company mailed to each of its registered shareholders a copy of an information statement informing them that the Company was applying to the State of Delaware for a reduction in its authorized capital. Effective October 6, 1995, the Company's Certificate of Incorporation with the State of Delaware was changed to reduce the Company's authorized preferred stock from 2,000,000 shares to 500,000 shares and to reduce the Company's authorized common stock from 20,000,000 shares to 5,000,000 shares. Since the Company had a written consent from shareholders owning 51.6% of the then outstanding common stock, this action did not require a vote by all of the Company's shareholders.

Item 5. OTHER INFORMATION -- None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

	(a) Exhibits --

Exhibit 3(i) (a) Certificate of Incorporation (filed with the Company's electronic filing only)

Exhibit (3)(i) (b) Amendment of Certificate of Incorporation (filed with the Company's electronic filing only)

Exhibit (3)(i) (c) Amendment of Certificate of Incorporation (filed with the Company's electronic filing only)

Exhibit (3)(ii) By-Laws (filed with the Company's electronic filing only)

Exhibit 11 Computation Re Per Share Earnings for the three and nine month periods ended September 30, 1995 and 1994.

Exhibit 27 Financial Data Schedule for the nine months ended September 30, 1995 (filed with the Company's electronic filing only).

	(b) Reports on Form 8-K --

There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                      	ABATIX ENVIRONMENTAL CORP.
                                      	(Registrant)




Date: NOVEMBER 9, 1995             By: /S/ FRANK J. CINATL, IV
      ----------------                 -------------------------
                                      	Frank J. Cinatl, IV
                                      	Vice President and Principal Financial
                                        	and Accounting Officer of Registrant