Form 10-K
period 1995-12-31
ABATIX ENVIRONMENTAL CORP
filed 1996-03-13
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995  Commission File Number - 1-10184

                         ABATIX ENVIRONMENTAL CORP.
          (Exact name of registrant as specified in its charter)

DELAWARE			                                         75-1908110
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

8311 EASTPOINT DRIVE, SUITE 400, DALLAS, TEXAS           7522
(Address of principal executive officers)	            	(Zip Code)

Registrant's telephone number, including area code:   (214) 381-1146

Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS		       				NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock					                           Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:		NONE

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
for the past 90 days.  Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

2,123,964 shares of common stock, $.001 par value were issued and outstanding on February 29, 1996.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on February 29, 1996 (an aggregate of 1,126,764 shares out of a total of 2,123,964 shares outstanding at that time) was $4,366,211 computed by reference to the closing bid price of $ 3 7/8 on February 29, 1996.

Portions of the Registrant's proxy statement for its 1996 annual meeting of stockholders are incorporated into Part III, herein, by this reference thereto.

                                    PART I

ITEM 1. BUSINESS

(a)	DEVELOPMENT OF BUSINESS

Abatix Environmental Corp. ("Abatix" or the "Company") markets and distributes personal protection and safety equipment, and durable and nondurable supplies to the asbestos and lead abatement, industrial safety and hazardous materials industries. In addition to these products, the Company also distributes tools and tool supplies to the construction industry.
During 1995, the Company sold over 9,000 products consisting of equipment and supplies to over 4,000 customers from its eight distribution centers in Texas, California, Arizona, Colorado, Washington and Nevada. Currently, approximately 63 percent of the Company's sales are to the asbestos and lead abatement industries, and approximately 13 percent, 12 percent and 12 percent of its sales are to the industrial safety, construction and hazardous materials industries, respectively. The Company believes a majority of its sales for the forseeable future will continue to be made to asbestos and lead abatement contractors, project organizers and managers. At present, the Company estimates its share of the asbestos abatement supply market to be approximately 15 to 20 percent in the geographic markets served by the Company.

The Company began operations in May 1983 as an industrial safety supply company located in Dallas, Texas, and was originally incorporated in Texas as T&T Supply Company, Inc. ("T&T") in March 1984. T&T expanded its operations to become a supplier to the asbestos abatement industry in January 1986. Abatix was incorporated in Delaware on December 5, 1988 to effect and complete an Agreement and Plan of Merger with T&T on December 9, 1988.
Unless the context provides otherwise, all references to the Company include T&T and the Company's wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI").

The Company opened its Nederland, Texas sales office in May 1988 and its Hayward, California distribution location in December 1988. During 1989, the Company expanded its customer base to supply the hazardous materials remediation industry.

In March 1989, the Company completed its initial public offering of its securities with the sale of 300,000 units, each consisting of two shares of common stock and one redeemable common stock purchase warrant, at a price of $5.00 per unit. Net proceeds of $1,135,251 were realized from the offering. Pursuant to provisions of the initial public offering, the Company issued, on March 2, 1990, a notice of redemption to the warrantholders in respect of all of its outstanding redeemable common stock purchase warrants which were exercisable at $3.00 per share. An aggregate of 231,983 of such warrants was exercised pursuant to the notice. In total, 290,983 warrants were exercised, 8,917 were redeemed and 100 were not presented, resulting in net proceeds of $805,616. Proceeds from the exercise of the warrants enabled the Company to increase its capital base and expand its operations.

In February 1990, the Company expanded its Hayward location and opened its Houston, Texas office/warehouse location. In August 1991, the Company opened its Santa Fe Springs, California office/warehouse location and, in April 1992, the Nederland, Texas location was converted to a warehouse location. In August 1992, sales and administrative staff were added to the Santa Fe Springs facility to initiate distribution services to the construction tools supply industry.

On October 5, 1992, the Company entered into and consummated an Asset Purchase Agreement with International Enviroguard Systems, Inc. ("IES"), a Texas corporation, pursuant to which the Company assumed the operation of this company and issued 250,000 shares of the Company's $.001 par value common stock. IES, based in Corpus Christi, Texas, was a manufacturer of sorbents, primarily for the hazardous materials industry. The Company transferred the assets purchased and liabilities assumed to IESI, a Delaware corporation wholly owned by the Company.

In response to improved competitive conditions, the Company began asbestos abatement supply distribution operations in Phoenix and Denver in January and February of 1993, respectively, and Seattle in January 1994. The Company opened a distribution center in Corpus Christi, Texas in June 1994 as an attempt to more fully utilize the IESI facilities.

During 1994, because of increased purchasing power, the Company, through IESI, began to import certain products sold through not only the Company's distribution channels, but other distribution companies not in direct competition with Abatix. The Company will continue to review the direct importation of products to obtain lower costs.

In December 1994, because of the significant use of cash, the negative impact on earnings and the limited potential for progress towards profitability, the Company announced plans to discontinue the sorbent manufacturing business of IESI. This process was completed during the second quarter of 1995. IESI continues to import products utilizing the Dallas facility.

The Corpus Christi location was closed as of September 30, 1995 primarily because the projected costs to operate the facility exceeded the market potential. As was done prior to opening the Corpus Christi location, Abatix's Houston facility will serve the central and south Texas area.

In October 1995, the Company expanded its Phoenix location to initiate distribution services to the construction tools supply industry. In December 1995, the newest facility opened in Las Vegas. Although the Las Vegas operation will handle the entire product line, its primary focus is the construction tool industry.

The Company, based on local market conditions, intends to expand and diversify the revenue base by developing its full product line in all locations. Acquisitions and the hiring of experienced personnel are two alternatives that will continue to be explored to accomplish this goal.

(b)	FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company is considered to be in one industry segment for financial reporting purposes; therefore, no financial information is presented regarding industry segments.

(c)	NARRATIVE DESCRIPTION OF BUSINESS

ASBESTOS ABATEMENT INDUSTRY BACKGROUND

Between 1900 and the early 1970's, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries. It is estimated that in the United States, approximately 20 percent of all buildings, excluding residences and schools, contain friable asbestos-containing materials that are brittle, readily crumble and are susceptible to the release of asbestos dust. Various diseases such as asbestosis, lung cancer and mesothelioma, linked to the exposure to airborne asbestos, and the presence of asbestos in insulation, service applications and finishing materials have given rise to the concern about exposure to asbestos. Public awareness of the health hazards posed by asbestos has increased as the results of continuing medical studies have become widely known. Business and other publications and studies have listed asbestos abatement as one of America's critical problems, and legislation previously introduced to the U.S. Congress refers to asbestos as "one of the most dangerous substances known to science." A study performed a few years ago, predicted that as many as 225,000 Americans will die of asbestos related ailments before the year 2000 and that there are currently 65,000 known cases of asbestosis. Litigation involving claimants exposed to asbestos has forced several firms to seek the protection of the bankruptcy courts, and the volume of pending claims has inundated state and Federal courts throughout the country thus prompting many commentators to propose legislative solutions.

The United States Environmental Protection Agency ("EPA") estimates, in a survey conducted in 1984, that asbestos is present in 30 percent of the nation's 110,000 schools and in 20 percent of the nation's 3.6 million government and commercial buildings. Maintenance, repair, renovation or other activities can disturb asbestos-containing material and, if disturbed or damaged, asbestos fibers become airborne and pose a hazard to building occupants and the environment.

Prompted by such concerns, Congress, in 1984, authorized the EPA to spend $800 million for asbestos abatement in schools under the Asbestos School Hazard Abatement Act. In October 1986, Congress passed the Asbestos Hazard Emergency Response Act ("AHERA") which mandates inspections for asbestos, the adoption of asbestos abatement plans and the removal of asbestos from schools and facilities scheduled for demolition. In addition, state and local governments have also adopted asbestos-related regulations.

Notwithstanding such legislative impetus and continued awareness of health related hazards associated with asbestos, the budgetary constraints and the lack of improvement in the industrial sectors continue to limit the number and scope of asbestos abatement projects. However, as the U.S. economy improves and commercial real estate demand increases, the Company believes the overall industry will also improve on a limited basis.

LEAD ABATEMENT INDUSTRY BACKGROUND

The hazards of lead-based paint have been known for many years, however, the federal and state regulations requiring identification, disclosure and cleanup have been minimal. In early 1996, the EPA and the Department of Housing and Urban Development unveiled new rules regarding lead-based paint in the residential markets. The new rules give home buyers the right to test for lead-based paint before any contracts are signed. In addition, although a landlord or home seller is not required to test for lead-based paint, the rules do require disclosure of a know lead hazard.

Many asbestos abatement contractors added lead abatement to their portfolios in an attempt to enter a market considered to be in its infancy. The asbestos abatement contractors bring experience, working in a regulatory environment. Although the Company does not anticipate these new rules to result in an onslaught of lead abatement projects, management is encouraged by these new rules and their opportunities, as such rules could create a long-term positive impact on the Company.

SAFETY AND HAZARDOUS MATERIALS INDUSTRIES BACKGROUND

The EPA and the Occupational Safety and Health Administration ("OSHA"), together over time, have established numerous rules and regulations governing environmental protection and worker safety and health. The demand for supplies and equipment by U.S. businesses and governments to meet these rules and regulations has resulted in the creation of a multi-billion dollar industry.

As research identifies the degree of environmental or health risk associated with various substances and working conditions, new rules and regulations can be expected. These actions inevitably will require more expenditures for supplies and equipment for handling, remediation and disposal of hazardous substances and the creation of safe living and working conditions.

CONSTRUCTION TOOLS SUPPLY INDUSTRY BACKGROUND

Besides the normal hand and power tools, and associated consumable parts, supplied to the construction industry, the EPA and OSHA have also established certain rules and regulations governing the protection of the environment and the protection of workers in this industry.

Currently, the Company supplies to the construction tools industry in its Santa Fe Springs, Phoenix and Las Vegas facilities. This industry is directly tied to the local economies and more specifically, the real estate conditions within the markets served by Abatix. The real estate market in the Las Vegas and Phoenix areas are strong with vacancy rates for commercial properties low and rental rates high. The condition of the real estate industry in the Los Angeles area has stabilized from a decline over the past several years.

GEOGRAPHIC DISTRIBUTION OF BUSINESS

The Company distributes over 9,000 personal protection, safety, hazardous waste remediation and construction tool products to over 4,000 customers primarily located in the Southwest, Midwest and Pacific Coast. Approximately 63 percent of its products are sold to asbestos and lead abatement firms, 21 percent of its products are sold to manufacturing, chemical and petrochemical firms while the remaining 16 percent of its products are sold to hazardous materials and general construction contractors. The Company estimates that at present, approximately 85 percent of asbestos abatement related sales are made directly to abatement project organizers and managers. During 1995 and 1994, the Company did not have a customer that aggregated 10 percent or more of its sales. The Company considers its relationship with its customers to be excellent and does not believe the loss of any one particular customer would have a material adverse effect on the business.

The Company maintains 24-hours-a-day/7-days-a-week telephone service for its customers and typically delivers supplies and equipment within two or three days of receipt of an order. A substantial amount of asbestos abatement is performed after working hours, on weekends and on holidays. The Company is prepared to provide products on an expedited basis in response to requests from abatement contractors who require immediate deliveries because their work is often performed during non-business hours, involves substantial costs because of the specialized labor crews involved or may arise on short notice as a result of exigent conditions.

The Company maintains sales, distribution and warehouse centers in Santa Fe Springs and Hayward, California, Dallas and Houston, Texas, Phoenix, Arizona, Las Vegas, Nevada, Denver, Colorado, and Kent, Washington. The Company expanded its distribution operations in 1995 by opening the Las Vegas facility, as well as, hiring additional salespeople at some of our existing locations.

EQUIPMENT AND SUPPLIES

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns, customer inquiries and industry experiences. The Company maintains an inventory of disposable products and commodities as well as lower cost equipment items. Approximately 85 percent of the Company's sales for 1995 and 1994 are of disposable items and commodity products which are sold to customers at prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company does not manufacture or lease any products and does not perform any repairs thereon. The Company distributes on a limited basis, disposable items and equipment under its own private label.

Except with regard to certain specialty equipment associated with asbestos abatement activities such as filtration, vacuum and pressure differential systems, many of the Company's products can be used interchangeably within many of the industries it supplies. Equipment distributed by the Company includes manufacturers' product descriptions and instructions pertaining to use.

MARKETING

The Company's marketing program is conducted by its sales representatives, as well as by senior management and the general managers at each of its operating facilities. These sales representatives are compensated by a combination of salary and/or commission which is based upon negotiated sales standards. The Company's personnel participate in training programs at various universities and training schools which enhance the Company's reputation and recognition of its name, personnel and services.

BACKLOG

Substantially all the Company's products are shipped to customers within 48 hours following receipt of the order, therefore backlog is not material to the Company's operations.

INFLATION

As the inflation of the U.S. economy has averaged approximately 3 percent annually, the Company believes inflation has not been a substantial concern nor will inflation have a material impact to the Company's operations or profitability in the near term if inflation remains constant. The Company anticipates it would be able to pass along increases in product costs to its customers in the form of higher selling prices, thereby having no effect on product margins.

ENVIRONMENTAL IMPACT

The Company distributes a variety of products in the asbestos abatement industry all of which require the Company to maintain on file Material Safety Data Sheets ("MSDS") that inform all purchasers and users of any potential hazards which could occur if the products spilled or leaked. Although the Company provides no assurance, the Company reviews all products that could have a potential for environmental hazards and tries to ensure the products are safe for on site storage and distribution. The Company currently distributes no products it believes would create an environmental hazard if leaked or spilled.

SEASONALITY

Historically, the asbestos abatement services and supply business has been seasonal as a result of the substantial number of abatement contracts that were performed in educational facilities during the summer months or during other vacation periods. The Company believes the non-educational or private sector, which includes the industrial, commercial and residential markets, is an area of potential growth, and that seasonality is not a major characteristic of these markets. In addition to the private sector asbestos business, the Company's expansion of the hazardous material remediation, industrial safety and construction tools supply markets have mitigated any seasonal impacts of government asbestos projects.

GOVERNMENT REGULATION

As a supplier of products manufactured by others to the asbestos and lead abatement, industrial safety and hazardous materials industry, the Company is not subject to federal laws and regulations including those promulgated by the EPA and OSHA. However, most of the contractors and other purchasers of the Company's equipment and supplies are subject to various government regulations, and developments in legislation and regulations affecting manufacturers and purchasers of the Company's products could have a substantial effect on the Company.

COMPETITION

The asbestos and lead abatement, industrial safety, hazardous materials and construction tools supply businesses are highly competitive. These markets are served by a limited number of large national firms as well as many local firms, none of who can be characterized as controlling the market. The Company competes on the basis of price, delivery, credit arrangements and product variety and quality. The Company's business is not characterized by substantial regulatory or economic barriers to entry. Additional companies could enter the asbestos and lead abatement, industrial safety, hazardous materials and construction tools supply industries and may have greater financial, marketing and technical resources than the Company.

EMPLOYEES

As of February 29, 1996, the Company employed a total of 73 full time employees including 3 executive officers, 8 managers, 36 administrative and marketing personnel and 26 clerical and plant personnel. The Company believes relations with its employees are excellent.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's headquarters are located in Dallas, Texas and occupy approximately 3,200 square feet of leased general office space in conjunction with the Dallas branch. This lease expires in July 1999. The eight distribution facilities lease a total of 119,840 square feet of general office and warehouse space. These facilities range in size from 6,875 square feet to 18,680 with leases expiring between August 1996 and November 2000.

Pursuant to the acquisition of certain operating assets of IESI in October 1992, the Company entered into seven-year leases for both its manufacturing plant and office/warehouse facilities in Corpus Christi, Texas. In December 1994, the Company negotiated the termination of the manufacturing plant lease effective February 15, 1995, for a cash payment equivalent to one year's rent. The Company continues to pay lease obligations for the office/warehouse facility, however, no operations are performed and no assets are located at that facility. This lease expires in September 1999 and includes a purchase option. The Company is currently negotiating for a sale or lease of this facility which, if completed, would relieve the Company from its lease obligation.

ITEM 3. LEGAL PROCEEDINGS

The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (Placido Alvarez vs. Abatix Environmental Corp., et al, Case No. BC133537). The Company has requested and received (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. As of February 29, 1996, no depositions have been taken, therefore management is not able to assess the merit of the plaintiff's case. However, the Company does not anticipate any material impact on its financial statements as a result of this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In September 1995, the Company mailed to each of its registered shareholders a copy of an information statement informing them that the Company was applying to the State of Delaware for a reduction in its authorized capital. Effective October 6, 1995, the Company's Certificate of Incorporation with the State of Delaware was changed to reduce the Company's authorized preferred stock from 2,000,000 shares to 500,000 shares and to reduce the Company's authorized common stock from 20,000,000 shares to 5,000,000 shares. Since the Company had a written consent from stockholders owning 51.6 percent of the then outstanding common stock, this action did not require a vote by all of the Company's stockholders.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

(a)	The Company's common stock is traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "ABIX". The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                        Common Stock Price
                                        -------------------
                    1994                 High          Low
                --------------          ------       ------

                First Quarter           $3 3/4       $2 1/2
                Second Quarter           2 3/4        1 7/8
                Third Quarter            2 1/4        2 1/8
                Fourth Quarter           2 1/4        1 3/4

                    1995
                --------------
                First Quarter           $3 3/8       $2 1/16
                Second Quarter           3 5/8        2 1/4
                Third Quarter            4            2 5/8
                Fourth Quarter           4 1/8        2 3/8

On February 29, 1996, the closing bid price for the common stock was $ 3 7/8.

The Company's common stock is also listed on the Boston Stock Exchange under the symbol "ABIX.B". No sales were reported by the Boston Stock Exchange for 1994 or 1995.

(b)	As of February 29, 1996, the approximate number of holders of record of the Company's common stock was 700.

(c)	The Company has never paid cash dividends on its common stock.  The
Company presently intends to retain future earnings, if any, to finance the expansion of its business or repay borrowings on its lines of credit and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial conditions and other relevant factors. Although the Company's notes payable to bank do not restrict the payment of dividends, they do require the Company maintain a minimum net worth, which increases each year through 1997. The notes payable to bank also require the Company maintain minimum net income levels through 1997.

(d)	Since November 1994, the Board of Directors has authorized management to purchase up to 326,500 shares of the Company's common stock.  As of December
31, 1995, the Company has purchased 207,100 shares. Of the 180,600 shares purchased during 1995, 90,000 shares were purchased from a former officer and director of the Company in a privately negotiated transaction in February 1995.

(e)	During 1994, warrants and options were exercised totaling 43,830 shares, resulting in an increase to stockholders' equity of $122,000. In 1995, options totaling 46,566 shares were exercised, resulting in an increase to stockholders' equity of $86,000.

(f)	In October 1995, the Company amended its Certificate of Incorporation to reduce its authorized capital from 5,000,000 shares to 500,000 shares of preferred stock, and from 20,000,000 shares to 5,000,000 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors' report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

                                            Year Ended December 31,
                             ------------------------------------------------

                                1995      1994      1993      1992      1991
                              -------   -------   -------   -------   -------
Selected Operating Results:
Net sales                     $27,632   $25,982   $19,085   $11,362   $10,601
Gross profit                  $ 7,977   $ 7,164   $ 5,354   $ 3,053   $ 2,865

Earnings from continuing
  operations                  $   813   $   580   $   283   $    28   $   212
Loss from discontinued
  operations, net of
  income taxes                      -      (363)     (144)      (55)        -
Cumulative effect of change
  in accounting principle           -         -        20         -         -
                              -------   -------   -------   -------   -------
Net earnings (loss)           $   813   $   217   $   159   $   (27)  $   212
                              =======   =======   =======   =======   =======

Earnings (loss) per common
  and common equivalent share:
  Earnings from continuing
    operations                $   .36   $   .25   $   .12   $   .01   $   .10
  Loss from discontinued
    operations                      -      (.16)     (.06)     (.02)        -
  Cumulative effect of change
    in accounting principle         -         -       .01         -         -
                              -------   -------   -------   -------   -------
Net earnings (loss)           $   .36   $   .09   $   .07   $  (.01)  $   .10
                              =======   =======   =======   =======   =======

Weighted average common
  and common equivalent
  shares outstanding            2,238     2,330     2,304     2,074     2,148
                              =======   =======   =======   =======   =======

                                             As of December 31,
                              -----------------------------------------------
                                1995      1994      1993      1992      1991
                              -------   -------   -------   -------   -------
Selected Balance Sheet Data:
Current assets                $ 8,230   $ 7,426   $ 6,605   $ 4,055   $ 3,742
Current liabilities             4,659     4,208     3,669     1,898     1,013
Total assets                    8,977     8,184     7,341     4,959     4,185
Total liabilities               4,659     4,283     3,724     1,928     1,013
Retained earnings               2,488     1,674     1,457     1,299     1,325
Stockholders' equity            4,318     3,901     3,618     3,031     3,138

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

RESULTS OF CONTINUING OPERATIONS

Net sales from continuing operations for the year ended December 31, 1995 increased 6 percent to $27,632,000 from $25,982,000 in 1994. The increase in sales is due to efforts to further expand and diversify revenues without sacrificing product margins. The increase is a result of recovery in the general economic conditions in the southwest and the expansion of business along the pacific coast region. In addition, the Company expanded its Phoenix and Las Vegas facilities in October and December, 1995, respectively. The improved economic conditions, if maintained, and the expansion should provide the ability for the Company to grow its revenues and maintain its margins, thereby promoting continued profitability in 1996. In addition, these efforts should provide the groundwork for broadening the Company's revenues among its different markets, thereby decreasing its dependence on any one of its markets.

Industry-wide sales of asbestos abatement products are expected to remain relatively flat in 1996. However, the Company's sales and share of the asbestos abatement market are expected to continue to increase primarily because of the marketplace's recognition of the Company as a reliable and stable supplier. Several of the Company's competitors have ceased operations or significantly reduced their presence over recent years in the Company's geographic locations.

Spending on asbestos abatement has dropped in the U.S. over the past several years due largely to the lack of full recovery in the commercial real estate industry. Concerns raised about the comparative health risks of removing asbestos and the costs related to such removal, as opposed to leaving it in place, also have resulted in the delay or cancellation of some projects. The Company also believes that as the U.S. economy continues its economic rebound, it will have a positive impact on its operations. Notwithstanding the above, the asbestos abatement industry will likely diminish over time as asbestos containing materials, last used in construction during 1977-1980, ultimately are removed from schools, office buildings, homes and factories.
A 1992 estimate by an industry analyst predicted that as much as $80 billion may be spent nationwide over the next 20 years for asbestos removal, of which the Company estimates $8 billion relates to abatement supplies. Approximately $2 billion in abatement supplies will be spent during this 20 year period in the geographic areas served by the Company's eight distribution centers. At this potential rate of expenditure, and at a presently estimated 15 to 20 percent market share of the asbestos abatement markets served by the Company, the current and intermediate term effects of the diminishing market are not expected to have a material adverse impact on the Company based on its historical ability to increase its share of this market.

Sales to the hazardous materials remediation, industrial safety and construction tools supply markets are increasing both in absolute amounts and as a percentage of revenues to the Company. The Company plans to expand its customer base in these areas through additional salespeople and expects these revenues to increase at a faster rate than the asbestos abatement revenues. In addition, using the Company's financial strength to expand geographically, it has diversified its geographical risk allowing the Company to better serve its regional and national customers.

Gross profit in 1995 of $7,977,000 increased 11 percent from gross profit in 1994 of $7,164,000 due to increased revenues and increased margins. Gross profit margins, expressed as a percentage of sales, increased to 29 percent for 1995 compared to 28 percent for 1994. As expected, margins varied somewhat from location to location due to sales mixes and local market conditions. Gross margins on sales of construction tools and industrial safety products typically were higher than the Company's average margins, while gross margins on sales of asbestos abatement and hazardous material remediation products varied from one market to the next and generally were lower than those of the Company's other products. Overall margins are expected to remain at their current levels in 1996 as continued efforts to increase sales of construction tools and the focus of management on profit margins of all product lines should offset any competitive pressures.

Selling, general and administrative expenses for 1995 of $6,342,000 increased 7 percent over 1994 expenses of $5,933,000. The increase was attributable primarily to the higher employment costs as a result of additional personnel. Selling, general and administrative expenses were 23 percent of sales for both 1995 and 1994. These expenses are expected to remain in their current range for 1996.

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease expires September 1999. The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch includes an option enabling the Company to purchase the building. The Company is currently negotiating a sale of this facility which, if completed, would relieve the Company from its lease obligation.

Other expense, net, of $248,000 in 1995 decreased 4 percent over 1994 expense of $258,000. This decrease is primarily due to decreased interest expense resulting from lower borrowings on the Company's lines of credit. Since the Company's lines of credit are tied to the prime rate, any increases in the prime rate would negatively affect the Company's earnings.

See note 5 to the consolidated financial statements for a description of income taxes.

The Company's credit policies remain stringent, and charge-offs are significantly below industry experience. Days of sales in net accounts receivable improved 5 days from 1994 to 1995. In August 1995, the Company added another employee to the credit department to improve the collection cycle. The Company believes the reserve for doubtful accounts is adequate.

RESULTS OF DISCONTINUED OPERATIONS

The Company experienced no impact from discontinued operations to its 1995 financial statements because an estimate of $139,000, net of taxes, was recorded in 1994 to accrue for the losses from the discontinuance of the sorbent manufacturing business. This amount included an estimate of a loss from operations from the date of discontinuance through the expected date of disposal. The Company ceased the sorbent manufacturing business in the summer of 1995. The remainder of the reserve relates to the obligation under a noncancelable operating lease which expires September 1999. The lease on this facility, which was shared with the Corpus Christi branch, included a purchase option. The Company is currently negotiating a sale of this facility which, if completed, would relieve the Company from its lease obligation.

NET RESULTS

Net earnings in 1995 of $813,000 or $.36 per share increased $596,000 from net earnings of $217,000 or $.09 per share in 1994. The 275 percent increase in net earnings is due to the growth in revenues and product margins, and the losses recorded in 1994 related to the discontinuance of the sorbent manufacturing business, partially offset by the charge in 1995 to close the Corpus Christi branch office.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement must be adopted in the first quarter of 1996. Implementation of this statement is not expected to have a material effect on the Company's financial position or results of operations.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

RESULTS OF CONTINUING OPERATIONS

Net sales from continuing operations for the year ended December 31, 1994 increased 36 percent to $25,982,000 from $19,085,000 in 1993. The increase in sales is due to efforts to further expand and diversify revenues without sacrificing product margins. The increase is a result of (i) the opening of the Seattle location in January 1994, (ii) the continued development in Santa Fe Springs of the asbestos abatement and construction tools supply businesses,
(iii) the development of the Phoenix and Denver distribution locations, and
(iv) the impact for the entire year of additional key sales and marketing personnel in the Houston and Santa Fe Springs distribution locations.

Gross profit in 1994 of $7,164,000 increased 34 percent from gross profit in 1993 of $5,354,000 due to increased revenues. Gross profit margins, expressed as a percentage of sales, remained relatively flat at 28 percent for 1994 when compared to 1993. As expected, margins varied somewhat from location to location due to sales mixes and local market conditions. Gross margins on sales of construction tools and industrial safety products typically were higher than the Company's average margins. As in prior years, gross margins on sales of asbestos abatement and hazardous material remediation products varied from one market to the next and generally were lower than those of the Company's other products.

Selling, general and administrative expenses for 1994 of $5,933,000 increased 24 percent over 1993 expenses of $4,774,000. The increase was attributable primarily to the inclusion of the Seattle branch operation, established early in 1994 and the carryover of acquisition, installation and training for the new computer and telecommunication systems. Selling, general and administrative expenses for 1994 were 23 percent of sales compared to 25 percent of sales for 1993.

Other expense, net of $258,000 in 1994 increased 85 percent over 1993 expense of $139,000. This increase is primarily due to increased interest expense resulting from higher borrowings on the Company's lines of credit to finance its growth and higher interest rates.

See note 5 to the consolidated financial statements for a description of income taxes.

RESULTS OF DISCONTINUED OPERATIONS

Sales at IESI were $426,000 for the year ended December 31, 1994 compared to sales of $412,000 for 1993. The 1994 loss from discontinued operations of IESI, net of taxes, of $224,000 was higher than the loss in 1993 of $144,000, net of taxes. The higher loss in 1994 is primarily due to the writedown of fixed assets to net realizable value.

The results from discontinued operations include an estimate of $139,000, net of taxes, to accrue for the losses from the discontinuance of the sorbent manufacturing business and includes an estimate of a loss from operations from the date of discontinuance through the expected date of disposal.

NET RESULTS

Net earnings in 1994 of $217,000 or $.09 per share increased $58,000 from net earnings of $159,000 or $.07 per share in 1993. The 36 percent increase in net earnings is due to the growth in revenues and lower selling, general and administrative expenses relative to the revenue increase, partially offset by higher interest expense and the losses related to the sorbent manufacturing business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, offset by increased accounts payable and accrued expenses, associated with increases in sales volume and the addition of new locations. Net cash provided by operations during 1995 of $1,188,000 resulted principally from increases in the net earnings of the Company and the increases in accounts payable and accrued expenses, partially offset by the increase in inventory.

Cash requirements for non-operating activities during 1995 resulted primarily from the purchases of property and equipment amounting to $233,000 and the repurchases of the Company's common stock totaling $482,000. The equipment purchases in 1995 were primarily computer and telecommunications equipment and delivery vehicles. The Company repurchased its common stock because of the Board of Directors' belief that it was undervalued in the marketplace. The Board of Directors has committed to continue supporting the stock price in the marketplace as long as it remains undervalued. The purchases of property and equipment, repurchase of common stock and the repayment of borrowings from the bank were funded by cash from operations.

Although cash flow from operations at any given point in 1996 may be negative, the entire year is expected to be positive. Several factors contribute to this expectation. The rate of revenue growth in 1996 is expected to be higher than 1995, but at a level that can be funded by cash flow from operations. Also, the Company will not have to fund the operating losses at the Corpus Christi branch in 1996, and the capital expenditures for 1996 are expected to be similar to 1995, as the Company will continue to replace delivery vehicles as needed. The Company currently has no plans to expand geographically in 1996, however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened in 1996, the Company would fund the startup expenses through its lines of credit. Anticipated cash requirements in 1996 will be satisfied from operations and borrowings on the lines of credit, as required.

In addition, the Company is committed to investing in technology to improve the productivity of employees and to enhance the level of customer service. This commitment will require an investment in additional computer hardware and software and additional telecommunications equipment, which will be funded by the Company's capital equipment line of credit. The current excess capacity in the equipment line of credit should be sufficient to fund this investment.

The Company maintains a $4,100,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 25 percent of eligible inventory or $500,000. As of February 29, 1996, there are advances outstanding under this credit facility of $2,721,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $1,150,000 as of February 29, 1996. The Company also maintains a $350,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of February 29, 1996 were $215,000. Both credit facilities are payable on demand and bear a variable interest rate of interest computed at the prime rate plus one-half of one percent.

Management believes, that based on its equity position, the Company's current credit facilities can be expanded during the next twelve months, if necessary, and that these facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are included under Item 14(a)(l) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

This Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1995.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1 and 2. CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

The consolidated financial statements and financial statement schedules listed on the index to consolidated financial statements on page F-l are filed as part of this Form l0-K.

(b)  REPORTS ON FORM 8-K

None

(c)  EXHIBITS

(1)(a)      	Form of Underwriting Agreement (filed as Exhibit (1)(a) to the
             Registration Statement on Form S-18, filed February 9, 1989).

(1)(b)      	Form of Selected Dealer Agreement (filed as Exhibit (1)(b) to the
             Registration Statement on Form S-18, filed January 11, 1989).

(1)(c)      	Warrant Solicitation Agent and Exercise Fee Agreement (filed as
             Exhibit (l)(c) to the Report on Form 10-K for the year ended December 31, 1989).

(2)(a)      	Agreement of Merger (filed as Exhibit (2) to the Registration
             Statement on Form S-18, filed January 11, 1989).

(2)(b)      	Asset Purchase Agreement (filed as Exhibit (2)(b) to the Report on Form 8-K, filed October 19, 1992).

(3)(a)(1)   	Certificate of Incorporation (filed as Exhibit (3)(a)(1) to the
             Registration Statement on Form S-18, filed January 11, 1989;
             filed electronically as Exhibit 3(i)(a) to the Form 10-Q for the quarter ended September 30, 1995, filed on November 9, 1995).

(3)(a)(2)   	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit (3)(a)(2) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(i)(b) to the Form 10-Q for the quarter ended September 30, 1995, filed on November 9, 1995).

(3)(a)(3)   	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit (3)(i)(c) to the Form 10-Q for the quarter ended September 30, 1995, filed November 9, 1995; filed electronically as Exhibit 3(i)(c) to the Form 10-Q for the quarter ended September 30, 1995, filed on November 9, 1995).

(3)(b)      	Bylaws (filed as Exhibit (3)(b) to the Registration Statement on
             Form S-18, filed January 11, 1989; filed electronically as
             Exhibit 3(ii) to the Form 10-Q for the quarter ended September
             30, 1995, filed November 9, 1995).

(4)(a)      	Specimen Certificate of Common Stock (filed as Exhibit (4)(a) to the Registration Statement on Form S-18, filed January 8, 1989).

(4)(b)      	Specimen of Redeemable Common Stock Purchase Warrant (filed as
             Exhibit (4)(b) to the Registration Statement on Form S-18, filed February 9, 1989).

(4)(c)   	   Form of Warrant to be sold to Culverwell & Co., Inc. (filed as
             Exhibit (4)(c) to the Registration Statement on Form S-18, filed February 9, 1989).

(4)(d)   	   Warrant Agency Agreement between the Registrant and North
             American Transfer Company (filed as Exhibit (4)(d) to the Registration Statement on Form S-18, filed February 9, 1989).

(9)(a)(ii)  	Form of Escrow Agreement with State Street Bank and Trust

             Company (filed as Exhibit (9)(a)(ii) to the Registration Statement on Form S-18, filed January 11, 1989).

(10)(a)     	Employment Agreement with Terry W. Shaver (filed as Exhibit
             (10)(a) to the Registration Statement on Form S-18, filed January 11, 1989).

(10)(a)(i)  	Employment Agreement with Terry W. Shaver effective January 2,
             1991 (filed as Exhibit (10)(a)(i) to the Report on Form 10-K for the year ended December 31, 1990).

(10)(a)(ii) 	Employment Agreement with Terry W. Shaver effective January 4,
             1993 (filed as Exhibit (10)(a)(ii) to the Report on Form 10-K for the year ended December 31, 1992).

(10)(a)(iii)	Employment Agreement with Terry W. Shaver effective January 1,
             1995 (filed as Exhibit (10)(a)(iii) to the Report on Form 10-K for the year ended December 31, 1994).

(10)(b)	     Employment Agreement with Gary L. Cox (filed as Exhibit (10)(b)
             to the Registration Statement on Form S-18, filed
             January 11, 1989).

(10)(b)(i)	  Employment Agreement with Gary L. Cox effective January 2, 1991
             (filed as Exhibit (10)(b)(i) to the Report on Form 10-K for the year ended December 31, 1990).

(10)(b)(ii) 	Employment Agreement with Gary L. Cox effective January 4, 1993
             (filed as Exhibit (10)(b)(ii) to the Report on Form 10-K for the year ended December 31, 1992).

(10)(b)(iii)	Employment Agreement with Gary L. Cox effective January 1, 1995
             (filed as Exhibit (10)(b)(iii) to the Report on Form 10-K for the year ended December 31, 1994).

(10)(c)	     Revolving Credit Agreement with Texas American Bank/Duncanville,
             N.A. (filed as Exhibit (10)(c) to the Registration Statement on Form S-18, filed January 11, 1989).

(10)(d)	     Demand Credit Facility with Comerica Bank-Texas dated
             February 15, 1989 (filed as Exhibit (10)(d) to the Report on
             Form 10-Q for the Quarter ended March 31, 1989, filed May 15,1989).

(10)(e)	     Demand Credit Facility with Comerica Bank-Texas dated June 15,
             1989 (filed as Exhibit (10)(e) to the Report on Form 10-Q for the Quarter ended June 30, 1989, filed August 11, 1989).

(10)(e)(i)	  Demand Credit Facility with Comerica Bank-Texas dated March 1,
             1993 (filed as Exhibit (10)(e)(i) to the Report on Form 10-K for the year ended December 31, 1992).

(10)(e)(ii) 	Demand Credit Facility with Comerica Bank-Texas extension,
             renewal and increase dated June 1, 1993 (filed as Exhibit
             (10)(e)(ii) to the Report on Form 10-K for the year ended December 31, 1993).

(10)(e)(iii)	Demand Credit Facility with Comerica Bank-Texas extension,
             renewal and increase dated September 22, 1994 (filed as Exhibit
             (10)(e)(iii) to the Report on Form 10-K for the year ended December 31, 1994).

(10)(f)	     Employment Agreement with S. Stanley French effective October 1,
             1992 (filed as Exhibit (10)(f) to the Report on Form 8-K, filed October 19, 1992).

(11)	        Statement Re Computation of Per Share Earnings (Loss).*

(22)         Information Statement dated September 1, 1995.*

(23)	        Consent of Independent Auditors.*

(27)	        Financial Data Schedule for the twelve months ended December 31,
             1995.*

*	Filed herewith as part of the Company's electronic filing.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1996.

                     						ABATIX ENVIRONMENTAL CORP.



                          	By: /S/ TERRY W. SHAVER
                               -----------------------
                              	Terry W. Shaver
                             		President, Chief Executive Officer
                             		and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

SIGNATURES	         	TITLE                                   DATE
-------------------  --------------------------------------- -------------

/S/ TERRY W. SHAVER 	President, Chief Executive Officer and  	March 13, 1996
-------------------  Director (Principal Executive Officer)
Terry W. Shaver


/S/ GARY L. COX	     Executive Vice President, Chief          March 13, 1996
-------------------  Operating Officer and Director
Gary L. Cox


/S/ LAMONT C. LAUE	  Director		                            			March 13, 1996
-------------------
Lamont C. Laue


/S/ FRANK J. CINATL 	Vice President and Chief Financial     		March 13, 1996
-------------------  Officer (Principal Accounting Officer)
Frank J. Cinatl, IV

                   ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                  	PAGE
                                                                  ------
Independent Auditors' Report	                                       F-2

Financial Statements:
  Consolidated Balance Sheets as of December 31, 1995 and 1994     	F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1995, 1994 and 1993                               	F-4

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1995, 1994 and 1993                         	F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993                               	F-6

  Notes to Consolidated Financial Statements                       	F-7


Financial Statement Schedule:
  II - Valuation and Qualifying Accounts for the years ended
       December 31, 1995, 1994 and 1993                            	F-16

All other schedules have been omitted as the required information is inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Abatix Environmental Corp.:


We have audited the consolidated financial statements of Abatix Environmental Corp. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Environmental Corp. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


                              /s/KPMG Peat Marwick LLP


Dallas, Texas
February 23, 1996

                  ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                        Consolidated Balance Sheets
                        December 31, 1995 and 1994

            ASSETS                                       1995         1994
           --------                                   ----------   ----------
Current assets:
  Cash                                                $  415,867   $  150,727
  Trade accounts receivable, net of allowance for
    doubtful accounts of $336,486 in 1995
    and $163,233 in 1994 (note 4)                      4,370,595    4,428,853
  Inventories (note 4)                                 3,088,276    2,398,252
  Prepaid expenses and other assets                      218,187      210,585
  Deferred income taxes (note 5)                         136,719      146,205
  Net assets of discontinued operations (note 2)               -       91,249
                                                      ----------   ----------
     Total current assets                              8,229,644    7,425,871

Receivables from officers and employees                   70,577       58,685
Property and equipment, net (notes 3 and 4)              593,060      677,431
Deferred income taxes (note 5)                            39,657            -
Other assets                                              43,993       21,936
                                                      ----------   ----------
                                                      $8,976,931   $8,183,923
                                                      ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Notes payable to bank (note 4)                      $2,631,828   $2,919,718
  Current maturities of obligations
    under capital leases                                       -        3,487
  Accounts payable                                     1,031,481      792,663
  Other accrued expenses                                 845,782      403,355
  Accrued compensation                                    93,249       88,627
  Net liabilities of discontinued operations (note 2)     56,813            -

                                                      ----------   ----------
     Total current liabilities                         4,659,153    4,207,850
                                                      ----------   ----------
Obligations under capital leases, less current maturities      -        1,232
Deferred income taxes (note 5)                                 -       74,005
                                                      ----------   ----------
     Total liabilities                                 4,659,153    4,283,087
                                                      ----------   ----------
Stockholders' equity (note 6):
  Preferred stock - $1 par value, 500,000 shares
    authorized; none issued                                    -            -
  Common stock - $.001 par value, 5,000,000 shares
    authorized; issued 2,366,314 shares in 1995
    and 2,319,748 shares in 1994                           2,366        2,320
  Additional paid-in capital                           2,365,118    2,279,653
  Retained earnings                                    2,487,838    1,674,461
  Treasury stock at cost, 207,100 shares in
    1995 and 26,500 shares in 1994                      (537,544)     (55,598)
                                                      ----------   ----------
     Total stockholders' equity                        4,317,778    3,900,836
                                                      ----------   ----------
Commitments and contingencies (note 10)
                                                      ----------   ----------
                                                      $8,976,931   $8,183,923
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                  ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                    Consolidated Statements of Operations
                Years ended December 31, 1995, 1994 and 1993

                                         1995          1994          1993
                                      -----------   -----------   -----------
Net sales                             $27,632,245   $25,981,570   $19,085,467
Cost of sales                          19,654,858    18,817,805    13,731,422
                                      -----------   -----------   -----------
     Gross profit                       7,977,387     7,163,765     5,354,045
Selling, general and
  administrative expenses               6,342,241     5,933,246     4,773,929
Special charge (note 2)                    80,000             -             -
                                      -----------   -----------   -----------
     Earnings from operations           1,555,146     1,230,519       580,116
Other income (expense):
  Interest income                          15,311         6,540         2,751
  Interest expense                       (258,079)     (271,046)     (146,088)
  Other, net                               (5,487)        6,880         3,942
                                      -----------   -----------   -----------
     Earnings from continuing
       operations before income taxes   1,306,891       972,893       440,721
Income tax expense (note 5)               493,514       392,684       157,520
                                      -----------   -----------   -----------
     Earnings from
       continuing operations              813,377       580,209       283,201
Discontinued operations (note 2):

  Loss from operations of discontinued
    business, net of tax benefit of
    $125,522 in 1994 and $47,939 in 1993        -      (223,746)     (144,073)
  Loss on discontinuance of business,
    net of tax benefit of $71,857               -      (139,487)            -
                                      -----------   -----------   -----------
     Earnings before cumulative
       effect of change in
       accounting principle               813,377       216,976       139,128
Cumulative effect at January 1, 1993
  of change in accounting for
  income taxes                                  -             -        19,697
                                      -----------   -----------   -----------
     Net earnings                     $   813,377   $   216,976   $   158,825
                                      ===========   ===========   ===========

Earnings (loss) per common
  and common equivalent share:
  Earnings from continuing operations $       .36   $       .25   $       .12
  Loss from discontinued operations             -          (.16)         (.06)
  Cumulative effect of change
    in accounting for income taxes              -             -           .01
                                      -----------   -----------   -----------
     Net earnings                     $       .36   $       .09   $       .07
                                      ===========   ===========   ===========

Weighted average common and common
  equivalent shares outstanding         2,238,312     2,330,074     2,304,359
                                      ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                 ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

              Consolidated Statements of Stockholders' Equity
               Years ended December 31, 1995, 1994 and 1993

            Common Stock   Additional            Treasury Stock
         ----------------   Paid-in   Retained  -----------------    Total
          Shares   Amount   Capital   Earnings  Shares    Amount     Equity
         --------- ------ ----------- --------- ------- --------- -----------
Balance at
December
31, 1992 2,540,983 $2,541 $2,179,717 $1,298,660 433,350 $(449,895) $3,031,023

Retirement
of treasury
stock     (433,350)  (433)  (449,462)        - (433,350)  449,895          -

Exercise of
stock options,
including
$135,976
income tax
benefit    168,285    168    427,628         -       -         -      427,796

Net earnings    -      -          -     158,825      -         -      158,825
         --------- ------ ---------- ---------- ------- ---------  ----------
Balance at
December
31, 1993 2,275,918  2,276  2,157,883  1,457,485      -         -    3,617,644

Purchase
of treasury
stock           -      -          -          -   26,500   (55,598)    (55,598)

Exercise of
warrants    40,000     40    117,465         -       -         -      117,505

Exercise
of stock
options      3,830      4      4,305         -       -         -        4,309

Net earnings    -      -          -     216,976      -         -      216,976
         --------- ------ ---------- ---------- ------- ---------  ----------
Balance at
December
31, 1994 2,319,748  2,320  2,279,653  1,674,461  26,500   (55,598)  3,900,836

Purchase
of treasury
stock           -      -          -          -  180,600  (481,946)   (481,946)

Exercise
of stock
options     46,566     46     85,465         -       -         -       85,511

Net earnings    -      -          -     813,377      -         -      813,377
         --------- ------ ---------- ---------- ------- ---------  ----------
Balance at
December
31, 1995 2,366,314 $2,366 $2,365,118 $2,487,838 207,100 $(537,544) $4,317,778
         ========= ====== ========== ========== ======= =========  ==========

See accompanying notes to consolidated financial statements.

                  ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows
                 Years ended December 31, 1995, 1994 and 1993

                                            1995         1994         1993
                                         ----------   ----------   ----------
Cash flows from operating activities:
Net earnings                             $  813,377   $  216,976   $  158,825
Adjustments to reconcile net earnings to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization           337,309      307,625      161,574
    Deferred income taxes                  (104,176)     (82,462)      92,389
    Gain on disposal of assets              (11,615)      (6,695)      (7,840)
Changes in assets and liabilities:

  Receivables                                58,258     (970,740)  (1,353,927)
  Inventories                              (690,024)    (267,700)    (540,251)
  Refundable income taxes                         -      236,236       (6,088)
  Prepaid expenses and other                 (7,602)     (69,867)     (51,786)
  Net liabilities of discontinued
    operations (note 2)                      91,627      336,853      (60,282)
  Accounts payable                          238,819       (6,629)      30,104
  Accrued expenses                          461,778      200,384       61,060
                                         ----------   ----------   ----------
Net cash provided by (used in)
  operating activities                    1,187,751     (106,019)  (1,516,222)
                                         ----------   ----------   ----------
Cash flows from investing activities:
  Purchase of property and equipment       (232,980)    (359,205)    (385,971)
  Proceeds from sale of
    property and equipment                   48,091       35,195       56,846
  Advances to officers and employees        (50,604)      (9,125)    (251,813)
  Collection of advances to
    officers and employees                   38,712       12,130      228,615
  Other assets, primarily deposits          (22,057)      (2,000)      (1,496)
                                         ----------   ----------   ----------
Net cash used in investing activities      (218,838)    (323,005)    (353,819)
                                         ----------   ----------   ----------
Cash flows from financing activities:
  Exercise of stock options                  70,782      121,814       84,142
  Purchase of treasury stock               (481,946)     (55,598)           -
  Net (repayments) borrowings on
    notes payable to bank                  (287,890)     344,888    1,899,830
  Principal payments on
    capital lease obligations                (4,719)      (3,539)      (8,607)
                                         ----------   ----------   ----------
Net cash (used in) provided
  by financing activities                  (703,773)     407,565    1,975,365
                                         ----------   ----------   ----------

Net increase (decrease) in cash             265,140      (21,459)     105,324
Cash at beginning of year                   150,727      172,186       66,862
                                         ----------   ----------   ----------
     Cash at end of year                 $  415,867   $  150,727   $  172,186
                                         ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                 ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                 Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  GENERAL

Abatix Environmental Corp. ("Abatix") and subsidiary (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries, and, combined with tools and tool supplies, to the construction industry. At December 31, 1995, the Company operated eight distribution centers in six states. The Company discontinued the sorbent manufacturing business of its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation, in December 1994 (see note 2). However, IESI continues to import disposable products sold primarily through the Company's distribution channels.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of Abatix and IESI. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified for consistency in presentation.

(b)  INVENTORIES

Inventories consist of materials and equipment for resale and are stated at the lower of cost, determined by the first-in, first-out method, or market.

(c)  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation for financial statement purposes is provided by the straight-line method over the estimated useful lives of the depreciable properties. Accelerated depreciation methods are used for tax purposes.

(d)  REVENUE RECOGNITION

Revenue is recognized when the goods are shipped.

(e)  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings (loss) per share is calculated using the weighted average number of common and, when dilutive, common equivalent shares outstanding during each year. Common equivalent shares are comprised of dilutive stock options and warrants. Fully diluted earnings per share are not presented as the effect is immaterial.

(f)  STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1995 or 1994.

The Company paid interest of $263,707, $263,850 and $137,513 in 1995, 1994 and 1993, respectively, and income taxes of $544,200, $155,472, and $3,145 in 1995, 1994 and 1993, respectively.

Significant noncash transactions include the transfer of accrued compensation totaling $14,729 and $207,678 to additional paid-in capital upon exercise of stock options during 1995 and 1993, respectively.

(g)  INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), which requires enterprises to change from the deferred method to the asset and liability method of accounting for income taxes. The asset and liability method establishes deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws or rates.

The Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $19,697 is determined as of January 1, 1993 and is reported separately in the consolidated statement of operations for the year ended December 31, 1993.

(2)	RESTRUCTURING

On December 15, 1994, the Company announced a formal plan to discontinue the sorbent manufacturing business of IESI. The Company recorded an estimated loss on disposal of IESI at December 31, 1994 of $139,487, net of taxes.
This estimated loss on disposal primarily included costs related to the leased facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. As of December 31, 1995, the only remaining asset is the fully reserved accounts receivable and the only remaining liability is the reserve related to the discontinuance. The balance of this reserve exists primarily to cover the remaining costs associated with the facility lease, which expires September 1999. Actual costs through December 31, 1995 approximated management's December 1994 estimates. Sales for the discontinued operations of IESI were $142,000, $426,000 and $412,000 in 1995, 1994 and 1993, respectively.

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease expires September 1999. Sales for the Corpus Christi branch were $294,000 and $140,000 in 1995 and 1994, respectively. The Corpus Christi branch also had operating losses of $55,000 and $17,000 in 1995 and 1994, respectively.

The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch includes an option enabling the Company to purchase the building. The Company is currently negotiating a sale of this facility which, if completed, would relieve the Company from its lease obligation.

(3)	PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 1995 and 1994 follows:

                                   Estimated
                                  Useful Life            1995         1994
                                  ------------        ----------   ----------
Furniture and equipment           5 - 10 years        $1,114,798   $  968,177
Transportation equipment          3 - 5 years            311,734      286,264
Leasehold improvements            3 - 5 years             53,650       41,831
                                                      ----------   ----------
                                                       1,480,182    1,296,272

Less accumulated depreciation and amortization           887,122      618,841
                                                      ----------   ----------
Net property and equipment                            $  593,060   $  677,431
                                                      ==========   ==========

(4)	NOTES PAYABLE TO BANK

At December 31, 1995, the Company had two lines of credit with a bank that are due on demand. A working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 25 percent of eligible inventory or $500,000, up to a maximum of $4,100,000. Under this formula, the Company had the capability to borrow $3,777,000 at December 31, 1995, of which $2,425,000 was used. A capital equipment facility provides for individual borrowings, aggregating up to $350,000, at 80 percent of the purchased equipment's cost. At December 31, 1995, the Company had borrowed $206,000 on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest. During 1995, the Company negotiated a one-half of one percent reduction in its rate, thereby reducing the rate of interest on its agreements to prime plus one-half of one percent. As of December 31, 1995 and 1994, the Company's rate of interest on these agreements was 9 percent and
9.5 percent, respectively. These credit facilities are secured by accounts receivable, inventory and equipment

The Company's notes payable to bank contain certain financial covenants. These notes require the Company maintain a minimum net worth, which increases each year through 1997, and maintain minimum net income levels through 1997.

(5)	INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 consists of:

                                            1995         1994         1993
                                         ----------   ----------   ----------
Continuing Operations:
  Current:
    Federal                              $  542,681   $  320,141   $   48,405
    State                                    96,233       75,386       16,070
  Deferred:
    Federal                                (120,240)      (2,318)      78,252
    State                                   (25,160)        (525)      14,793
                                         ----------   ----------   ----------
     Income tax expense related
       to continuing operations             493,514      392,684      157,520
Discontinued operations:
  Current                                   (41,224)    (117,760)     (66,980)
  Deferred                                   41,224      (79,619)      19,041
                                         ----------   ----------   ----------
Total income tax expense                 $  493,514   $  195,305   $  109,581
                                         ==========   ==========   ==========

A reconciliation of the normally expected federal income tax expense relating to continuing operations based on the U.S. corporate income tax rate of 34 percent to actual expense for the years ended December 31, 1995, 1994 and 1994 follows:

                                            1995         1994         1993
                                         ----------   ----------   ----------
Expected income tax expense              $  444,343   $  330,784   $  149,845
Nondeductible meals and
  entertainment expense                       7,232        6,089        4,400
State income taxes, net of
  related federal tax benefit                46,908       49,408       20,370
Other                                        (4,969)       6,403      (17,095)
                                         ----------   ----------   ----------
Total income tax expense relating
  to continuing operations               $  493,514   $  392,684   $  157,520
                                         ==========   ==========   ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 follow:

                                            1995         1994
                                         ----------   ----------
Deferred tax assets:
  Allowance for doubtful accounts        $  132,188   $   65,792
  Accrual for loss on branch closure         28,076            -
  Accrual for loss on the
    discontinued operations                  20,393       74,565
  Property and equipment, principally
    due to differences in depreciation       39,657            -
  Other                                           -        5,848
                                         ----------   ----------
Total gross deferred tax assets             220,314      146,205
                                         ----------   ----------
Deferred tax liabilities:
  Prepaid expenses                          (43,938)           -
  Property and equipment, principally
    due to differences in depreciation            -      (74,005)
                                         ----------   ----------
Total gross deferred tax liabilities        (43,938)     (74,005)
                                         ----------   ----------
Net deferred tax asset                   $  176,376   $   72,200
                                         ==========   ==========

Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets. Accordingly, the Company has not provided a valuation allowance for deferred tax assets.

(6) STOCKHOLDERS' EQUITY

Options to purchase the Company's common stock have been granted to officers and employees under various stock option plans. Compensation expense of $21,050 was recognized ratably over the three year vesting period for the options granted in 1992. Options granted subsequent to December 31, 1993 were for exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant. The options outstanding at December 31, 1995 expire at various dates between March 2, 1996 and December 31, 1997.

                                            Number of
                                             Shares
                                             Under       Option Price
                                             Option        Per Share
                                            ---------    ------------
Outstanding at December 31, 1992              193,681    $    .50
  Exercised                                  (168,285)        .50
                                            ---------
Outstanding at December 31, 1993               25,396         .50
  Granted                                     150,000     2.25 - 2.75
  Exercised                                    (3,830)        .50
                                            ---------
Outstanding at December 31, 1994              171,566      .50 - 2.75
  Granted                                      20,000     3.00 - 3.875
  Exercised                                   (46,566)     .50 - 2.50
                                            ---------
Outstanding at December 31, 1995              145,000    $2.25 - 3.875
                                            =========

Shares exercisable:
  December 31, 1993                            14,131    $    .50
  December 31, 1994                            51,566      .50 - 2.25
  December 31, 1995                            75,000     2.25 - 3.00

Shares reserved for issuance under option     145,000
                                            =========

The Company has granted to various consultants warrants to purchase shares of common stock as part of an agreement to secure their services. These warrants were granted with exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant and were exercisable immediately. The warrants remaining at December 31, 1995 expired unexercised on January 11, 1996. The activity of the warrants granted to various consultants is summarized in the following table:

                                         Number of    Option Price
                                          Shares       Per Share
                                         ---------    ------------
Outstanding at December 31, 1992                 -    $     -
  Granted                                  155,000     2.75 - 4.50
  Expired                                 (125,000)       4.00
                                         ---------
Outstanding at December 31, 1993            30,000     2.75 - 4.50
  Granted                                   50,000     2.25 - 3.00
  Exercised                                (10,000)       2.75

                                         ---------
Outstanding at December 31, 1994            70,000     2.25 - 4.50
  Expired                                  (10,000)       3.50
  Canceled                                 (50,000)    2.25 - 3.00
                                         ---------
Outstanding at December 31, 1995            10,000    $   4.50
                                         =========

The Board of Directors has approved the repurchase of 326,500 shares of the Company's common stock in the open market. During 1995, the Company purchased a total of 180,600 shares of stock, including 90,000 shares purchased from a former officer and director of the Company in February 1995. The Company has purchased 207,100 shares since November 1994.

In October 1995, the Company amended its Certificate of Incorporation to reduce its authorized capital from 5,000,000 shares to 500,000 shares of preferred stock, and from 20,000,000 shares to 5,000,000 shares of common stock.

(7)	BENEFIT PLANS

The Company had a noncontributory Simplified Employee Pension - Individual Retirement Account Contribution Plan covering employees 21 years of age or older who had been employed by the Company at least three of the immediately preceding five years. Plan contributions were discretionary and aggregated $20,269 in 1993. During 1993, the Company replaced this plan with a 401(k) profit sharing plan. Under the 401(k) plan, eligible employees may request the Company to deduct and contribute a portion of their salary to the plan. Contributions by the Company to the 401(k) plan aggregated $51,358, $25,657 and $5,018 during 1995, 1994 and 1993, respectively.

(8)	MAJOR CUSTOMERS AND CREDIT RISK

The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Colorado, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts.

During 1993, 1994 and 1995, no single customer accounted for more than 10 percent of sales.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying value of notes payable to bank approximates fair value because these instruments bear interest at current market rates.

(10)	COMMITMENTS AND CONTINGENCIES

The Company leases warehouse and office facilities under long-term noncancelable operating leases. The following is a schedule of future minimum lease payments under these leases as of December 31, 1995:

                         1996          $  321,141
                         1997             191,612
                         1998             134,187
                         1999              76,950
                         2000              48,000
                         Thereafter             -
                                       ----------
                                       $  771,890
                                       ==========

Rental expense for continuing operations under operating leases for the years ended December 31, 1995, 1994 and 1993 was $341,949, $320,867, and $237,741,
respectively.   Rental expense for discontinued operations under operating leases for the years ended December 31, 1995, 1994 and 1993 was $16,479, $35,600, and $27,900, respectively.

The Company has employment agreements with four key employees. The agreements provide for minimum aggregate cash compensation in each of the next four years as follows:

                         1996          $  391,500
                         1997             138,000
                         1998             138,000
                         1999              80,500
                                       ----------
                                       $  748,000
                                       ==========

The Company was named as a defendant in a product liability lawsuit. The Company has requested and received (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. As of February 29, 1996, no depositions have been taken, therefore management is not able to assess the merit of the defendant's case. However, the Company does not anticipate any material impact on its financial statements as a result of this litigation.

                                                                  SCHEDULE II
                   ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                       Valuation and Qualifying Accounts
                 Years ended December 31, 1995, 1994 and 1993

                                           Additions
                               Balance at  charged to               Balance
                               beginning   costs and                at end
                                of year     expenses   Deductions   of year
                               ----------   --------   ----------  ---------
Year ended December 31:
Allowance for

  Doubtful Accounts:
    1995                       $  169,776    221,769     47,795 A  343,750 B
                               ==========    =======    =======    =======
    1994                       $   87,811    205,460    123,495 A  169,776 B
                               ==========    =======    =======    =======
    1993                       $  125,000     80,845    118,034 A   87,811 B
                               ==========    =======    =======    =======
Reserve for Loss on
  Discontinuance of Business:
    1995                       $  193,344          -    139,294 C   54,050 D
                               ==========    =======    =======    =======
    1994                       $        -    211,344 E   18,000 F  193,344 G
                               ==========    =======    =======    =======
Reserve for Loss on
  Closure of Branch Location:
    1995                       $        -     80,000      7,702 H   72,298
                               ==========    =======    =======    =======

A  Represents the write-off of uncollectible accounts.
B	 Amounts include the allowance for doubtful accounts related to the
   Company's discontinued operations, which had balances of $7,264, $6,543 and
   $3,456 at December 31, 1995, 1994 and 1993, respectively.
C	 Represents the losses from operations, the loss on sale of fixed assets and the payment of lease obligations.
D	 The balance is included in the net liabilities of discontinued operations on the consolidated balance sheet.
E	 Represents the reserve established in December 1994 related to the discontinued operations. See note 2 to the consolidated financial statements.
F	 Cash settlement in exchange for release from the lease on one of the properties related to the discontinued operations.  See note 2 to the consolidated financial statements.
G	 The balance is included in the net assets of discontinued operations on the consolidated balance sheet.
H	 Amount is primarily the payment of lease obligations.