Form 10-Q
period 1996-03-31
ABATIX ENVIRONMENTAL CORP
filed 1996-05-01
CIK 845779

CONFORMED


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                  Quarterly Report Under Section 13 and 15 (d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1996

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


Common stock outstanding at April 30, 1996 was 2,088,964 shares.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                 March 31,
                                                                                   1996
                                                                               (Unaudited)       December 31, 1995
                                                                             -----------------  -------------------
                                     ASSETS
Current assets:
    Cash                                                                      $       42,759     $      415,867
    Trade accounts receivable net of allowance for doubtful accounts of
      $377,941 in 1996 and $336,486 in 1995                                        5,497,007          4,370,595
    Inventories                                                                    3,578,148          3,088,276
    Prepaid expenses and other current assets                                        173,154            218,187
    Deferred income taxes                                                             87,510            136,719
                                                                             -----------------  -------------------
      Total current assets                                                         9,378,578          8,229,644

Receivables from officers and employees                                               70,059             70,577
Property and equipment, net                                                          573,042            593,060
Deferred income taxes                                                                 48,634             39,657
Other assets                                                                          75,968             43,993
                                                                             -----------------  -------------------
                                                                              $   10,146,281     $    8,976,931
                                                                             =================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to bank                                                     $    3,613,138     $    2,631,828
    Accounts payable                                                               1,276,352          1,031,481
    Net liability of discontinued operations (note 2)                                      -             56,813
    Other accrued expenses and current liabilities                                   989,754            939,031
                                                                             -----------------  -------------------
       Total current liabilities                                                   5,879,244          4,659,153
                                                                             -----------------  -------------------

Stockholders' equity (note 3):
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                 -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,376,314 shares in 1996 and 2,366,314 shares in 1995                           2,376              2,366
    Additional paid-in capital                                                     2,395,108          2,365,118
    Retained earnings                                                              2,717,117          2,487,838
    Less cost of 287,350 common shares in treasury in 1996 and 207,100
       common shares in treasury in 1995                                            (847,564)          (537,544)
                                                                             -----------------  -------------------
       Total stockholders' equity                                                  4,267,037          4,317,778
                                                                             -----------------  -------------------

Commitments and contingencies (note 4)
                                                                             -----------------  -------------------
                                                                              $   10,146,281     $    8,976,931
                                                                             =================  ===================

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                     -------------------------------------
                                                           1996               1995
                                                     ------------------  -----------------
Net sales                                              $   7,657,556       $   5,989,434
Cost of sales                                              5,498,199           4,286,951
                                                     ------------------  -----------------
    Gross profit                                           2,159,357           1,702,483

Selling, general and administrative expenses              (1,790,771)         (1,431,227)
Special credit (note 2)                                       56,711                   -
                                                     ------------------  -----------------
       Operating profit                                      425,297             271,256

Other income (expense):
    Interest expense                                         (64,902)            (65,205)
    Other (expense) income, net                              (10,302)              4,318
                                                     ------------------  -----------------
       Earnings from continuing operations
        before income taxes                                  350,093             210,369

Income tax expense                                           142,359              95,495
                                                     ------------------  -----------------
       Earnings from continuing operations                   207,734             114,874

 Earnings from discontinued operations, net of
    tax expense of $8,348 for the three months
    ended March 31, 1996 (note 2)                             21,545                   -
                                                     ------------------  -----------------
       Net earnings                                   $      229,279      $      114,874
                                                     ==================  =================

Earnings per common and common equivalent share:
    Earnings from continuing operations              $           .10      $          .05
    Earnings from discontinued operations                        .01                   -
                                                     ------------------  -----------------
       Net earnings                                  $           .11      $          .05
                                                     ==================  =================

Weighted average common and common equivalent
     shares outstanding                                    2,169,257           2,283,878
                                                     ==================  =================

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                            -------------------------------------
                                                                                  1996                1995
                                                                            ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                             $      229,279      $      114,874
    Adjustments to reconcile net earnings to net cash provided by (used
       in) operating activities:
       Depreciation and amortization                                                 86,657              80,147
       Deferred income taxes, net                                                    40,232               8,618
       Loss (gain) on disposal of assets                                              3,833              (3,194)
       Changes in assets and liabilities:
          Receivables                                                            (1,126,412)            270,876
          Inventories                                                              (489,872)           (326,512)
          Prepaid expenses and other                                                 46,881              88,398
          Net asset/liability of discontinued operations (note 2)                   (56,813)             66,079
          Accounts payable                                                          244,871              94,660
          Income taxes payable                                                      (41,926)             78,494
          Other accrued expenses and current liabilities                             92,649             (66,659)
                                                                            ------------------  -----------------
       Net cash (used in) provided by operating activities                         (970,621)            405,781
                                                                            ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (98,485)            (23,297)
    Proceeds from sale of property and equipment                                     28,013              18,500
    Advances to officers and employees                                               (9,351)            (20,895)
    Collection of advances to officers and employees                                  8,021              14,069
    Other assets, primarily deposits                                                (31,975)                  -
                                                                            ------------------  -----------------
       Net cash used in investing activities                                       (103,777)            (11,623)
                                                                            ------------------  -----------------

Cash flows from financing activities:
    Exercise of stock options                                                        30,000              25,511
    Purchase of treasury stock (note 3)                                            (310,020)           (225,000)
    Net borrowings (repayments) on notes payable to bank                            981,310             (56,504)
    Principal payments on capital lease obligations                                       -              (4,719)
                                                                            ------------------  -----------------
       Net cash provided by (used in) financing activities                          701,290            (260,712)
                                                                            ------------------  -----------------

Net (decrease) increase in cash                                                    (373,108)            133,446
Cash at beginning of period                                                         415,867             150,727
                                                                            ------------------  -----------------
Cash at end of period                                                        $       42,759      $      284,173
                                                                            ==================  =================

Supplemental disclosure information:
    Cash paid during the period for:     Interest                            $       62,316      $       64,964
                                         Income taxes                        $       21,560      $            -

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

(2)      RESTRUCTURING

On December 15, 1994, the Company announced a formal plan to discontinue the sorbent manufacturing business of IESI. The Company recorded an estimated loss on disposal of IESI at December 31, 1994 of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the leased facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. As of December 31, 1995, the balance of this reserve exists primarily to cover the remaining costs associated with the facility lease, which expires September 1999. Actual costs through March 31, 1996 approximated management's December 1994 estimates. Sales for the discontinued operations of IESI were $74,000 for the first quarter 1995.

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease expires September 1999. Sales and operating losses for the Corpus Christi branch were $75,000 and $6,000, respectively, for the first quarter 1995.

The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation. In March 1996, the Company reversed the remaining reserves resulting in the special credit and the earnings from discontinued operations.

(3)      STOCKHOLDERS' EQUITY

In accordance with the Company's stock option plan, an employee exercised options totaling 10,000 shares during the first quarter of 1996.

During the first quarter of 1996, the Company purchased 80,250 shares of its stock. The Board of Directors has approved the repurchase of up to 326,500 shares, of which 287,350 shares have been purchased through March 31, 1996.

(4)      CONTINGENCIES

The Company was named as a defendant in a product liability lawsuit. The Company has requested and received (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. As of April 30, 1996, no depositions have been taken, therefore management is not able to assess the merit of the defendant's case. However, the Company does not anticipate any material impact on its financial statements as a result of this litigation.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1995.

RESULTS OF CONTINUING OPERATIONS

Net sales of $7,658,000 for the three months ended March 31, 1996, increased 28% or $1,668,000 over the same period in 1995.

Gross profit of 28% of sales for the three month period ended March 31, 1996, was unchanged from the same period in 1995.

Selling, general and administrative expenses of $1,791,000 for the three month period ended March 31, 1996, increased 25% or $360,000 over the same period in 1995. The increase was primarily attributable to higher administrative expenses due to the opening of Las Vegas and the expansion in Phoenix and Houston. The increase in selling expenses resulting from increased sales and gross profit. Selling, general and administrative expenses for the first three months of 1996 were 23% of sales compared to 24% of sales for 1995. These expenses are expected to remain in their current range for 1996.

The special credit resulted from the Company exercising its option to purchase its leased facility in Corpus Christi, Texas, and simultaneously selling the facility to a third party. The sale of this facility resulted in a reversal of previously accrued lease obligations. See Note 2 to the consolidated financial statements.

Interest expense of $65,000 approximated 1995 expense. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings. Other expense net, of $10,000 consists primarily of losses on asset sales.

DISCONTINUED OPERATIONS

See Note 2 to the consolidated financial statements.

NET RESULTS

Net earnings for the three months ended March 31, 1996 of $229,000 or $.11 per share increased $114,000 from net earnings of $115,000 or $.05 per share for the same period in 1995. The 99% increase in net earnings is due to higher sales and the reversal of previously recorded reserves (see Note 2 to the consolidated financial statements), partially offset by the higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first quarter 1996 of $971,000 resulted principally from increases in accounts receivable and inventory, partially offset by the net earnings, noncash charges and the increase in accounts payable. Although cash flow from operations at any given point in 1996 may be negative, the entire year is expected to be positive. Several factors contribute to this expectation. The rate of revenue growth in 1996 is expected to be higher than 1995, but at a level that can be funded by cash flow from operations. The Company currently estimates revenue growth of 15 to 20% in 1996. Growth beyond that range may require borrowing on the working capital line of credit. Also, the Company will not have to fund the operating losses at the Corpus Christi branch in 1996.

Cash requirements for non-operating activities during the first quarter 1996 were for the purchases of property and equipment amounting to $98,000 and the repurchases of the Company's common stock totaling $310,000. The equipment purchases in 1996 were primarily computer and telecommunications equipment. The Company repurchased its common stock because of the Board of Directors' belief that it was in the best interest of the stockholders and was funded by borrowings on the Company's working capital line of credit.

The capital expenditures for the remainder of 1996 are expected to be similar to 1995, as the Company will continue to replace delivery vehicles as needed. In addition, the Company is committed to investing in technology to improve the productivity of employees and to enhance the level of customer service. This commitment will require an investment in additional computer hardware and software and additional telecommunications equipment, which will be funded by the Company's capital equipment line of credit. The current equipment line of credit may not be sufficient to fund this investment in technology and the normal capital expenditures of delivery vehicles and office furniture and equipment. The Company anticipates an increase in its equipment line of credit in the near term sufficient to cover its 1996 anticipated capital expenditures.

The Company currently has no plans to expand geographically in 1996, however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened in 1996, the Company would fund the startup expenses through its lines of credit.

The Company maintains a $4,100,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 25 percent of eligible inventory or $500,000. As of April 30, 1996, there are advances outstanding under this credit facility of $3,667,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $433,000 as of April 30, 1996. The Company also maintains a $350,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of April 30, 1996 were $219,000. Both credit facilities are payable on demand and bear a variable interest rate of interest computed at the prime rate plus one-half of one percent.

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. LEGAL PROCEEDINGS --

The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (PLACIDO ALVAREZ vs. ABATIX ENVIRONMENTAL CORP., ET AL, Case No. BC133537). The Company has requested and received (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. As of April 30, 1996, no depositions have been taken, therefore management is not able to assess the merit of the plaintiff's case. However, the Company does not anticipate any material impact on its financial statements as a result of this litigation.

Item 2. CHANGES IN SECURITIES -- None

Item 3. DEFAULTS UPON SENIOR SECURITIES -- None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

Item 5. OTHER INFORMATION -- None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits --

              Exhibit 11  Computation  Re Per Share Earnings for the three month period ended March 31, 1996 and 1995.

              Exhibit 27  Financial  Data  Schedule  for the three  months ended
                March 31, 1996 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --

               There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                              ABATIX ENVIRONMENTAL CORP.
                                                   (Registrant)




Date: April 30, 1996                     By: /s/ Frank J. Cinatl, IV
                                             Frank J. Cinatl, IV
                                             Vice President and Chief Financial
                                               Officer of Registrant
                                               (Principal Accounting Officer)