Form 10-Q
period 1996-06-30
ABATIX ENVIRONMENTAL CORP
filed 1996-08-13
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996

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


Common stock outstanding at August 8, 1996 was 2,083,564 shares.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                            Consolidated Balance Sheets

                                                                                  June 30,
                                                                                    1996         December 31,
                                                                                (Unaudited)          1995
                                                                                ------------     ------------
                                 Assets
Current assets:
    Cash                                                                        $     39,621     $    415,867
    Trade accounts receivable net of allowance for doubtful accounts of
      $399,528 in 1996 and $336,486 in 1995                                        6,277,685        4,370,595
    Inventories                                                                    4,167,406        3,088,276
    Prepaid expenses and other current assets                                        213,822          218,187
 Deferred income taxes, net                                                           86,242          136,719
                                                                                ------------     ------------
      Total current assets                                                        10,784,776        8,229,644

Receivables from officers and employees                                               68,858           70,577
Property and equipment, net                                                          644,501          593,060
Deferred income taxes                                                                 69,466           39,657
Other assets                                                                          27,768           43,993
                                                                                ------------     ------------
                                                                                $ 11,595,369     $  8,976,931
                                                                                ============     ============
                    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank                                                       $  4,837,495     $  2,631,828
    Accounts payable                                                               1,465,453        1,031,481
    Net liability of discontinued operations (note 2)                                      -           56,813
    Other accrued expenses and current liabilities                                   747,618          939,031
                                                                                ------------     ------------
       Total current liabilities                                                   7,050,566        4,659,153
                                                                                ------------     ------------
Stockholders' equity (note 3):
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                 -                -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,378,814 shares in 1996 and 2,366,314 shares in 1995                           2,379            2,366
    Additional paid-in capital                                                     2,401,356        2,365,118
    Retained earnings                                                              2,988,632        2,487,838
    Less cost of 287,350 common shares in treasury in 1996 and 207,100
       common shares in treasury in 1995                                            (847,564)        (537,544)
                                                                                ------------     ------------
       Total stockholders' equity                                                  4,544,803        4,317,778
                                                                                ------------     ------------

Commitments and contingencies (note 4)
                                                                                ------------     ------------
                                                                                $ 11,595,369     $  8,976,931
                                                                                ============     ============

See accompanying notes to consolidated financial statements.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                                   -----------------------------     -----------------------------
                                                                       1996             1995             1996             1995
                                                                   ------------     ------------     ------------     ------------
Net sales                                                          $  9,028,195     $  7,712,571     $ 16,685,751     $ 13,702,005
Cost of sales                                                         6,548,265        5,418,488       12,046,464        9,705,439
                                                                   ------------     ------------     ------------     ------------
    Gross profit                                                      2,479,930        2,294,083        4,639,287        3,996,566

Selling, general and administrative expenses                         (2,005,399)      (1,610,342)      (3,796,170)      (3,041,569)
Special credit (note 2)                                                       -                -           56,711                -
                                                                   ------------     ------------     ------------     ------------
       Operating profit                                                 474,531          683,741          899,828          954,997

Other income (expense):
    Interest expense                                                    (89,619)         (64,521)        (154,521)        (129,726)
    Other income, net                                                    11,440            6,118            1,138           10,436
                                                                   ------------     ------------     ------------     ------------
       Earnings from continuing operations
        before income taxes                                             396,352          625,338          746,445          835,707

Income tax expense                                                      124,837          263,850          267,196          359,345
                                                                   ------------     ------------     ------------     ------------
       Earnings from continuing operations                              271,515          361,488          479,249          476,362

 Earnings from discontinued operations, net of
    tax expense of $8,348 (note 2)                                            -                -           21,545                -
                                                                   ------------     ------------     ------------     ------------
       Net earnings                                                $    271,515     $    361,488     $    500,794     $    476,362
                                                                   ============     ============     ============     ============

Earnings per common and common equivalent share:

    Earnings from continuing operations                            $        .13     $        .16     $        .22     $        .21
    Earnings from discontinued operations                                     -                -              .01                -
                                                                   ------------     ------------     ------------     ------------
       Net earnings                                                $        .13     $        .16     $        .23     $        .21
                                                                   ============     ============     ============     ============

Weighted average common and common equivalent
     shares outstanding                                               2,146,203        2,241,886        2,158,380        2,261,941
                                                                   ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                    1996             1995
                                                                                ------------     ------------
Cash flows from operating activities:
    Net earnings                                                                $    500,794     $    476,362
    Adjustments to reconcile net earnings to net cash provided by (used
       in) operating activities:
       Depreciation and amortization                                                 192,223          167,234
       Deferred income taxes, net                                                     20,668          (31,215)
       Gain on disposal of assets                                                     (2,865)          (6,528)
       Changes in assets and liabilities:
          Receivables                                                             (1,907,090)      (1,099,092)
          Inventories                                                             (1,079,130)        (449,421)
          Prepaid expenses and other                                                   9,365           51,840
          Net asset/liability of discontinued operations (note 2)                    (56,813)         173,975
          Accounts payable                                                           433,972          365,933
          Other accrued expenses and current liabilities                            (191,413)         186,689
                                                                                ------------     ------------
       Net cash used in operating activities                                      (2,080,289)        (164,223)
                                                                                ------------     ------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (266,682)        (114,169)
    Proceeds from sale of property and equipment                                      25,883           37,100
    Advances to officers and employees                                               (24,474)         (28,545)
    Collection of advances to officers and employees                                  26,193           13,448
    Other assets                                                                      11,225              314
                                                                                ------------     ------------
       Net cash used in investing activities                                        (227,855)         (91,852)
                                                                                ------------     ------------

Cash flows from financing activities:
    Exercise of stock options                                                         36,251           25,511
    Purchase of treasury stock (note 3)                                             (310,020)        (262,379)
    Net borrowings on notes payable to bank                                        2,205,667          583,382
    Principal payments on capital lease obligations                                        -           (4,719)
                                                                                ------------     ------------
       Net cash provided by financing activities                                   1,931,898          341,795
                                                                                ------------     ------------

Net (decrease) increase in cash                                                     (376,246)          85,720
Cash at beginning of period                                                          415,867          150,727
                                                                                ------------     ------------
Cash at end of period                                                           $     39,621     $    236,447
                                                                                ============     ============

Supplemental disclosure information
    Cash paid during the period for:     Interest                               $    154,521     $    130,891
                                         Income taxes                           $    387,000     $    255,000

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

(2)      Restructuring

On December 15, 1994, the Company announced a formal plan to discontinue the sorbent manufacturing business of IESI. The Company recorded an estimated loss on disposal of IESI at December 31, 1994 of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the leased facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. As of December 31, 1995, the balance of the reserve existed primarily to cover the remaining costs associated with the facility lease, which was to expire September 1999. Actual costs through March 31, 1996 approximated management's December 1994 estimates. Sales for the discontinued operations of IESI were $34,000 and $108,000 for the three and six months ended June 30, 1995, respectively.

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease was to expire September 1999. Sales and operating losses for the Corpus Christi branch were $152,000 and $24,000, respectively, for the second quarter 1995. Sales and operating losses were $227,000 and $30,000, respectively, for the first six months of 1995.

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

(3)      Stockholders' Equity

In accordance with the Company's stock option plan, certain employees exercised options totaling 12,500 shares during 1996.

The Board of Directors has approved the repurchase of up to 326,500 shares, of which 287,350 shares have been purchased through June 30, 1996. No shares of Company stock were repurchased in the second quarter of 1996.

(4)      Contingencies

The Company was named as a defendant in a product liability lawsuit. The Company has requested and received (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. As of July 31, 1996, no depositions have been taken, therefore management is not able to assess the merit of the defendant's case. However, the Company does not anticipate any material impact on its financial statements as a result of this litigation.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1995.

RESULTS OF OPERATIONS

Net sales of $9,028,000 for the three months ended June 30, 1996, increased 17% or $1,316,000 over the same period in 1995 due to the expansion of product lines and sales force in several locations.

Gross profit of 27% of sales for the three month period ended June 30, 1996, decreased from 30% for the same period in 1995 because of increased competition and lower product rebates and prompt payment discounts.

Selling, general and administrative expenses of $2,005,000 for the three month period ended June 30, 1996, increased 25% or $395,000 over the same period in 1995. The increase is primarily attributable to higher payroll and other administrative expenses due to the opening of the Las Vegas facility in December 1995 and the expansion in the Phoenix and Houston branches in late 1995 and early 1996, respectively. In addition, an increase in selling expenses resulted from increased gross profit dollars. Selling, general and administrative expenses for the second quarter of 1996 were 22% of sales compared to 21% of sales for 1995. These expenses are expected to remain in their current range for 1996.

Interest expense of $90,000 increased 39% from 1995 interest expense of $65,000 because of increased borrowings to fund the growth in accounts receivable and inventory. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

NET RESULTS

Net earnings for the three months ended June 30, 1996 of $272,000 or $.13 per share decreased $90,000 from net earnings of $361,000 or $.16 per share for the same period in 1995. The 25% decrease in net earnings is primarily due to lower selling prices and higher selling, general and administrative expenses, partially offset by higher sales volume.

SIX MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1995.

RESULTS OF CONTINUING OPERATIONS

Net sales of $16,686,000 for the six months ended June 30, 1996, increased 22% or $2,984,000 over the same period in 1995 due to the expansion of product lines and sales force in several locations.

Gross profit of 28% of sales for the six month period ended June 30, 1996, decreased from gross profit of 29% of sales for the same period in 1995 due to increased competition from low-priced competitors and reductions in both prompt payment discounts and volume rebates.

Selling, general and administrative expenses of $3,796,000 for the six month period ended June 30, 1996, increased 25% or $755,000 over the same period in 1995. The increase is primarily attributable to higher payroll and other administrative expenses due to the opening of the Las Vegas facility and the expansion in the Phoenix and Houston branches. Also, the increase in selling expenses resulting from increased gross profit dollars. Selling, general and administrative expenses for the first six months of 1996 were 23% of sales compared to 22% of sales for 1995. These expenses are expected to remain in their current range for 1996.

The special credit resulted from the Company exercising its option to purchase its leased facility in Corpus Christi, Texas, and simultaneously selling the facility to a third party. The sale of this facility resulted in a reversal of previously accrued lease obligations. See Note 2 to the consolidated financial statements.

Interest expense of $155,000 was 19% higher than 1995 interest expense because of an increased level of borrowings to fund the accounts receivable and inventory growth. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

DISCONTINUED OPERATIONS

At December 31, 1994, the Company recorded an estimated loss for the shutdown of its sorbent manufacturing business of IESI of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the leased facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. Sales for the discontinued operations of IESI were $108,000 for the six months ended June 30, 1995.

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. Sales and operating losses were $227,000 and $30,000, respectively, for the first six months of 1995.

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

See Note 2 to the consolidated financial statements for additional information.

NET RESULTS

Net earnings for the six months ended June 30, 1996 of $501,000 or $.23 per share increased $24,000 from net earnings of $476,000 or $.21 per share for the same period in 1995. The 5% increase in net earnings is due to higher sales volume and the reversal of previously recorded reserves (see Note 2 to the consolidated financial statements), partially offset by lower selling prices and higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first six months of 1996 of $2,080,000 resulted principally from increases in accounts receivable and inventory, partially offset by the net earnings, noncash charges and the increase in accounts payable. Although cash flow from operations at any given point in 1996 may be negative, the entire year is expected to be positive. Several factors contribute to this expectation. The rate of revenue growth in 1996 is expected to be higher than 1995, but at a level that can be funded by cash flow from operations. The Company currently estimates revenue growth of 10 to 15% in 1996. Growth beyond that range may require borrowing on the working capital line of credit. In addition, the historical increase in accounts receivable collections and reduction of inventory in the third and fourth quarters has a positive impact on cash flows from operations. Finally, the Company anticipates continued growth in the Las Vegas branch, reducing the amount of cash required to operate that facility.

Cash requirements for non-operating activities during the first six months of 1996 were for the purchase of property and equipment amounting to $267,000 and the repurchase of the Company's common stock totaling $310,000. The property and equipment expenditures for 1996 have consisted primarily of furniture and fixtures and information technology hardware. Additional technology purchases in 1996 will consist of new software, additional computer equipment, and telecommunications equipment. The Company will also continue to replace delivery vehicles as needed.

The Company currently has no plans to expand geographically in 1996; however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened in 1996, the Company would fund the startup expenses through its lines of credit.

In the second quarter 1996, the Company negotiated increases in its lines of credit. The Company now maintains a $5,000,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 40 percent of eligible inventory or $1,500,000. As of July 31, 1996, there are advances outstanding under this credit facility of $4,477,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $523,000 as of July 31, 1996. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of July 31, 1996 were $178,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate plus one-half of one percent.

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. Legal Proceedings --

The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (Placido Alvarez vs. Abatix Environmental Corp., et al, Case No. BC133537). The Company has requested and received (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. As of July 31, 1996, no depositions have been taken, therefore management is not able to assess the merit of the plaintiff's case. However, the Company does not anticipate any material impact on its financial statements as a result of this litigation.

Item 2. Changes in Securities -- None

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information --

Effective July 15, 1996, the Securities and Exchange Commission issued an order granting the Company's application to withdraw from listing and registration on its Common Stock, $.001 par value on the Boston Stock Exchange, Inc.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits --

              Exhibit 11 - Computation  Re Per Share  Earnings for the three and six month periods ended June 30, 1996 and 1995.

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                June 30, 1996 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --
              There were no reports on Form 8-K filed for the three months ended
                June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                                ABATIX ENVIRONMENTAL CORP.
                                                              (Registrant)




Date: August 8, 1996       By: /s/ Frank J. Cinatl, IV
                               Frank J. Cinatl, IV
                               Vice President and Chief Financial
                               Officer of Registrant
                               (Principal Accounting Officer)