Form 10-Q
period 1996-09-30
ABATIX ENVIRONMENTAL CORP
filed 1996-11-01
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended September 30, 1996

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


Common stock outstanding at October 31, 1996 was 2,033,564 shares.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                            Consolidated Balance Sheets

                                                                               September 30,
                                                                                   1996
                                                                               (Unaudited)       December 31, 1995
                                                                             ------------------  ------------------


                                     Assets
Current assets:
    Cash                                                                      $      206,152      $      415,867
    Trade accounts receivable net of allowance for doubtful accounts of
      $413,555 in 1996 and $336,486 in 1995 (note 2)                               6,106,155           4,370,595
    Inventories                                                                    3,977,776           3,088,276
    Prepaid expenses and other current assets                                        246,831             218,187
 Deferred income taxes                                                               100,136             136,719
                                                                             ------------------  ------------------
      Total current assets                                                        10,637,050           8,229,644

Receivables from officers and employees                                               77,392              70,577
Property and equipment, net                                                          656,425             593,060
Deferred income taxes                                                                 69,370              39,657
Other assets                                                                          44,193              43,993
                                                                             ------------------  ------------------
                                                                                $ 11,484,430       $   8,976,931
                                                                             ==================  ==================
                    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank                                                      $   4,818,866       $   2,631,828
    Accounts payable                                                               1,171,619           1,031,481
    Net liability of discontinued operations (note 3)                                      -              56,813
    Other accrued expenses and current liabilities                                   893,671             939,031
                                                                             ------------------  ------------------
       Total current liabilities                                                   6,884,156           4,659,153
                                                                             ------------------  ------------------

Stockholders' equity (note 4):
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                 -                   -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,381,314 shares in 1996 and 2,366,314 shares in 1995                           2,381               2,366
    Additional paid-in capital                                                     2,407,603           2,365,118
    Retained earnings                                                              3,213,007           2,487,838
    Less cost of 347,750 common shares in treasury in 1996 and 207,100
       common shares in treasury in 1995                                          (1,022,717)           (537,544)
                                                                             ------------------  ------------------
       Total stockholders' equity                                                  4,600,274           4,317,778

Commitments and contingency (note 5)
                                                                             ------------------  ------------------
                                                                                $ 11,484,430       $   8,976,931
                                                                             ==================  ==================

See accompanying notes to consolidated financial statements.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                            Three Months Ended                     Nine Months Ended
                                                              September 30,                          September 30,
                                                   -------------------------------------  --------------------------------------
                                                         1996               1995                1996                1995
                                                   -----------------   -----------------  ------------------  ------------------

Net sales                                           $    8,517,896      $    7,129,372      $  25,203,647       $  20,831,377
Cost of sales                                           (6,111,665)         (5,079,693)       (18,158,129)        (14,785,132)
                                                   -----------------   -----------------  ------------------  ------------------
    Gross profit                                         2,406,231           2,049,679          7,045,518           6,046,245

Selling, general and administrative expenses            (1,919,057)         (1,618,609)        (5,715,227)         (4,660,178)
Special (charge) credit (note 3)                                 -             (80,000)            56,711             (80,000)
                                                   -----------------   -----------------  ------------------  ------------------
       Operating profit                                    487,174             351,070          1,387,002           1,306,067

Other income (expense):
    Interest expense                                      (110,508)            (74,847)          (265,029)           (204,573)
    Other (expense) income, net                             (4,164)             11,779             (3,026)             22,215
                                                   -----------------   -----------------  ------------------  ------------------
       Earnings from continuing operations
        before income taxes                                372,502             288,002          1,118,947           1,123,709

Income tax expense                                        (148,127)            (97,780)          (415,323)           (457,125)
                                                   -----------------   -----------------  ------------------  ------------------
       Earnings from continuing operations                 224,375             190,222            703,624             666,584

 Earnings from discontinued operations, net of
    tax expense of $8,348 (note 3)                               -                   -             21,545                   -
                                                   -----------------   -----------------  ------------------  ------------------
       Net earnings                                $       224,375     $       190,222    $       725,169     $       666,584
                                                   =================   =================  ==================  ==================

Earnings per common and common equivalent share:

    Earnings from continuing operations            $           .11     $           .09    $           .33     $           .30
    Earnings from discontinued operations                        -                   -                .01                   -
                                                   ----------------    -----------------  ------------------  ------------------
     Net earnings                                  $           .11     $           .09    $           .34     $           .30
                                                   =================   =================  ==================  ===================

Weighted average common and common equivalent
     shares outstanding                                  2,097,614           2,208,440          2,136,048           2,216,076
                                                   =================   =================  ==================  ==================

See accompanying notes to consolidated financial statements.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                            -------------------------------------
                                                                                  1996                1995
                                                                            ------------------  -----------------
Cash flows from operating activities:                                        $      725,169      $      666,584
    Net earnings
    Adjustments to reconcile net earnings to net cash provided by (used
       in) operating activities:
       Depreciation and amortization                                                281,767             250,042
       Deferred income taxes, net                                                     6,870             (40,215)
       Loss (gain) on disposal of assets                                             15,805             (11,615)
       Changes in assets and liabilities:
          Receivables (note 2)                                                   (1,735,560)           (420,670)
          Inventories                                                              (889,500)           (438,292)
          Prepaid expenses and other                                                (23,644)             61,002
          Net asset/liability of discontinued operations (note 2)                   (56,813)            147,807
          Accounts payable                                                          140,138             373,011
          Other accrued expenses and current liabilities                            (45,360)            249,757
                                                                            ------------------  -----------------
       Net cash (used in) provided by operating activities                       (1,581,128)            837,411
                                                                            ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                             (402,143)           (135,014)
    Proceeds from sale of property and equipment                                     41,206              49,934
    Advances to officers and employees                                              (42,735)            (31,359)
    Collection of advances to officers and employees                                 35,920              25,065
    Other assets                                                                     (5,200)             (3,681)
                                                                            ------------------  -----------------
       Net cash used in investing activities                                       (372,952)            (95,055)
                                                                            ------------------  -----------------

Cash flows from financing activities:
    Exercise of stock options                                                        42,500              25,511
    Purchase of treasury stock (note 4)                                            (485,173)           (400,879)
    Net borrowings on notes payable to bank                                       2,187,038            (313,664)
    Principal payments on capital lease obligations                                       -              (4,719)
                                                                            ------------------  -----------------
       Net cash provided by (used in) financing activities                        1,744,365            (693,751)
                                                                            ------------------  -----------------

Net (decrease) increase in cash                                                    (209,715)             48,605
Cash at beginning of period                                                         415,867             150,727
                                                                            ------------------  -----------------
Cash at end of period                                                       $       206,152     $       199,332
                                                                            ==================  =================

Supplemental disclosure information
    Cash paid during the period for:     Interest                           $        245,171    $        207,142
                                         Income taxes                       $        517,531    $        430,123

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation, General and Business

Abatix Environmental Corp. ("Abatix") and its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), collectively the "Company", market and distribute personal protection and safety equipment and durable and nondurable supplies to the asbestos and lead abatement, industrial safety, hazardous materials, and construction tool industries. The Company, through IESI, imports certain products sold primarily through the Company's distribution system. The sorbent manufacturing business of IESI was discontinued in December 1994 (see note 3).

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

(2)      Concentrations of Credit Risk

Through an acquisition in the third quarter, two of the Company's customers in the asbestos abatement industry came under common ownership, although they both remain separate legal entities. As of September 30, 1996 and December 31, 1995, 17% and 2% of the trade accounts receivable before allowances ("receivables") were represented by these two customers. The increase in receivables primarily resulted from increased activity from these two customers during the quarter. Additionally, a change in management of the acquired entity delayed funding on a newly established banking line of credit, thereby slowing down payments to Abatix. Currently, the Company is working closely with its customers and anticipates payment of the entire balance. Sales to these two companies represented less than 5% of total sales for the first nine months of 1996.

(3)      Restructuring

On December 15, 1994, the Company announced a formal plan to discontinue the sorbent manufacturing business of IESI. The Company recorded an estimated loss on disposal of IESI at December 31, 1994 of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the leased facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. As of December 31, 1995, the balance of the reserve existed primarily to cover the remaining costs associated with the facility lease, which was to expire September 1999. Sales for the discontinued operations of IESI were $8,000 and $116,000 for the three and nine months ended September 30, 1995, respectively.

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease was to expire September 1999. Sales and operating losses for the Corpus Christi branch were $67,000 and $26,000, respectively, for the third quarter 1995. Sales and operating losses were $294,000 and $56,000, respectively, for the first nine months of 1995.

The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation. In March 1996, the Company reversed the remaining reserves resulting in the special credit and the earnings from discontinued operations. Total actual costs approximated management's December 1994 estimates.

(4)      Stockholders' Equity

In accordance with the Company's stock option plan, certain employees exercised options totaling 15,000 shares during 1996.

The Board of Directors has approved the repurchase of up to 476,500 shares of the Company's common stock, of which 347,750 shares have been purchased through September 30, 1996, including 60,400 shares in the third quarter of 1996.

(5)      Contingency

The Company was named as a defendant in a product liability lawsuit. The Company has requested and received (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. Depositions have been taken, and management believes the defendant's case to be without merit. Therefore, the Company does not anticipate any material impact on its financial statements as a result of this litigation.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THREE
MONTH PERIOD ENDED SEPTEMBER 30, 1995.

RESULTS OF OPERATIONS

Net sales of $8,518,000 for the three months ended September 30, 1996, increased 19% or $1,389,000 over the same period in 1995 due to the expansion of product lines and sales force in several locations.

Gross profit of 28% of sales for the three month period ended September 30, 1996, decreased from 29% for the same period in 1995 because of increased competition and lower product rebates.

Selling, general and administrative expenses of $1,919,000 for the three month period ended September 30, 1996, increased 19% or $300,000 over the same period in 1995. The increase is primarily attributable to higher payroll and other administrative expenses due to the opening of the Las Vegas facility in December 1995 and the expansion in the Phoenix and Houston branches in late 1995 and early 1996, respectively. In addition, an increase in selling expenses resulted from increased gross profit dollars. Selling, general and administrative expenses for the third quarters of 1996 and 1995 were 23% of sales. These expenses, relative to sales, are expected to remain in their current range for the remainder of 1996.

Interest expense of $111,000 increased 48% from 1995 interest expense of $75,000 because of increased borrowings to fund the growth in accounts receivable and inventory and the purchase of fixed assets, primarily office furniture and information technology hardware. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

NET RESULTS

Net earnings for the three months ended September 30, 1996 of $224,000 or $.11 per share increased $34,000 from net earnings of $190,000 or $.09 per share for the same period in 1995. The 18% increase in net earnings is primarily due to higher sales volume, partially offset by higher selling, general and administrative expenses and lower selling prices.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995.

RESULTS OF CONTINUING OPERATIONS

Net sales of $25,204,000 for the nine months ended September 30, 1996, increased 21% or $4,372,000 over the same period in 1995 due to the expansion of product lines and sales force in several locations.

Gross profit of 28% of sales for the nine month period ended September 30, 1996, decreased from gross profit of 29% of sales for the same period in 1995 due to increased competition from low-priced competitors and reductions in rebates.

Selling, general and administrative expenses of $5,715,000 for the nine month period ended September 30, 1996, increased 23% or $1,055,000 over the same period in 1995. The increase is primarily attributable to higher payroll and other administrative expenses due to the opening of the Las Vegas facility and the expansion in the Phoenix and Houston branches. Also, the increase in selling expenses resulting from increased gross profit dollars. Selling, general and administrative expenses for the first nine months of 1996 were 23% of sales compared to 22% of sales for 1995. These expenses, relative to sales, are expected to remain in their current range for the remainder of 1996.

The Company recorded a special charge in September 1995 of $80,000 to account for the costs associated with closing the Corpus Christi branch. A significant portion of this charge related to the remaining portion of its long-term leased facility. In March 1996, the Company exercised its option to purchase this leased facility in Corpus Christi, Texas, and simultaneously sold the facility to a third party, resulting in the special credit in 1996 from the reversal of previously accrued lease obligations. Sales and operating losses were $294,000 and $56,000, respectively, for the first nine months of 1995. See Note 3 to the consolidated financial statements for additional information.

Interest expense of $265,000 was 30% higher than 1995 interest expense because of an increased level of borrowings to fund the accounts receivable and inventory growth and the purchase of fixed assets, primarily office furniture and information technology hardware. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

DISCONTINUED OPERATIONS

At December 31, 1994, the Company recorded an estimated loss for the shutdown of its sorbent manufacturing business of IESI of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the leased facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. Sales for the discontinued operations of IESI were $116,000 for the nine months ended September 30, 1995.

The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation. In March 1996, the Company reversed the remaining reserves resulting in the earnings from discontinued operations.

See Note 3 to the consolidated financial statements for additional information.

NET RESULTS

Net earnings for the nine months ended September 30, 1996 of $725,000 or $.34 per share increased $58,000 from net earnings of $667,000 or $.30 per share for the same period in 1995. The 9% increase in net earnings is due to higher sales volume and the reversal of previously recorded reserves (see Note 3 to the consolidated financial statements), partially offset by higher selling, general and administrative expenses and lower selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first nine months of 1996 of $1,581,000 resulted principally from increases in accounts receivable and inventory, partially offset by the net earnings, noncash charges and the increase in accounts payable. Because of the projected revenue growth for 1996 of 15 to 20%, slightly slower collections and the increased expenditures related to the additional personnel and expanded facilities providing the foundation for future growth, cash flow from operations for 1996 is expected to be negative. However, the historical increase in accounts receivable collections and reduction of inventory in the fourth quarter is expected to have a positive impact on cash flows from operations. Finally, the Company anticipates continued growth in the Las Vegas branch, reducing the amount of cash required to operate that facility.

Cash requirements for non-operating activities during the first nine months of 1996 were for the purchase of property and equipment amounting to $402,000 and the repurchase of the Company's common stock totaling $485,000. The property and equipment expenditures for 1996 have consisted primarily of furniture and fixtures and information technology hardware and software. Additional technology purchases in 1996 will consist of software, computer hardware and telecommunications equipment. The Company will also continue to replace delivery vehicles as needed.

The Company currently has no plans to expand geographically in 1996; however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened in 1996, the Company would fund the startup expenses through its lines of credit.

In the third quarter 1996, the Company negotiated increases in its lines of credit. The Company now maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 40 percent of eligible inventory or $1,500,000. As of October 28, 1996, there are advances outstanding under this credit facility of $3,632,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $1,868,000 as of October 28, 1996. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of October 28, 1996 were $212,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate plus one-half of one percent.

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. Legal Proceedings --

The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (Placido Alvarez vs. Abatix Environmental Corp., et al, Case No. BC133537). The Company has requested and received (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. Depositions have been taken and management believes the plaintiff's case is without merit. Therefore, the Company does not anticipate any material impact on its financial statements as a result of this litigation.

Item 2. Changes in Securities -- None

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits --

              Exhibit 11 - Computation  Re Per Share Earnings for the three and nine month periods ended September 30, 1996 and 1995.

              Exhibit 27 - Financial  Data  Schedule  for the nine months ended
                September 30, 1996 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --
              There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                     ABATIX ENVIRONMENTAL CORP.
                                     (Registrant)




Date:  October 31, 1996             By: /s/ Frank J. Cinatl, IV
       ------------------              -----------------------
                                       Frank J. Cinatl, IV
                                       Vice President and Chief Financial
                                       Officer of Registrant
                                       (Principal Accounting Officer)