Form 10-K
period 1996-12-31
ABATIX ENVIRONMENTAL CORP
filed 1997-03-24
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996 Commission File Number - 1-10184

                           ABATIX ENVIRONMENTAL CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                75-1908110
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

8311 Eastpoint Drive, Suite 400, Dallas, Texas                      75227
  (Address of principal executive officers)                      (Zip Code)

Registrant's telephone number, including area code:  (214) 381-1146

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

1,988,564 shares of common stock, $.001 par value, were issued and outstanding on February 28, 1997.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on February 28, 1997 (an aggregate of 990,609 shares out of a total of 1,988,564 shares outstanding at that time) was $3,281,392 computed by reference to the closing bid price of $3 5/16 on February 28, 1997.

Portions of the Registrant's proxy statement for its 1997 annual meeting of stockholders are incorporated into Part III, herein, by this reference thereto.

                                     PART I

Item 1. Business

(a)      Development of Business

Abatix Environmental Corp. ("Abatix" or the "Company") markets and distributes personal protection and safety equipment, and durable and nondurable supplies to the asbestos and lead abatement, industrial safety and hazardous materials industries. In addition to these products, the Company also distributes tools and tool supplies to the construction industry. During 1996, the Company sold over 9,500 products consisting of equipment and supplies to over 4,500 customers from its eight distribution centers in Texas, California, Arizona, Colorado, Washington and Nevada. Currently, approximately 68 percent of the Company's sales are to the asbestos and lead abatement industries, and approximately 13 percent, 7 percent and 12 percent of its sales are to the industrial safety, construction and hazardous materials industries, respectively. The Company believes a majority of its sales for the foreseeable future will continue to be made to asbestos and lead abatement contractors, project organizers and managers. At present, the Company estimates its share of the asbestos abatement supply market to be approximately 15 to 20 percent in the geographic markets served by the Company.

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

In December 1994, because of the significant use of cash, the negative impact on earnings and the limited potential for progress towards profitability, the Company announced plans to discontinue the sorbent manufacturing business of IESI. This process was completed during the second quarter of 1995; however, IESI continues to import products.

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

The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation. Concurrent with the sale, the Company reversed the remaining reserves resulting in the special credit and the earnings from discontinued operations in 1996.

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

The United States Environmental Protection Agency ("EPA") estimated, in a survey conducted in 1984, that asbestos is present in 30 percent of the nation's 110,000 schools and in 20 percent of the nation's 3.6 million government and commercial buildings. Maintenance, repair, renovation or other activities can disturb asbestos-containing material and, if disturbed or damaged, asbestos fibers become airborne and pose a hazard to building occupants and the environment.

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

Lead Abatement Industry Background

The hazards of lead-based paint have been known for many years; however, the federal and state regulations requiring identification, disclosure and cleanup have been minimal. In early 1996, the EPA and the Department of Housing and
Urban Development unveiled new rules regarding lead-based paint in the residential markets. The new rules give home buyers the right to test for lead-based paint before any contracts are signed. In addition, although a landlord or home seller is not required to test for lead-based paint, the rules do require disclosure of a known lead hazard.

Many asbestos abatement contractors added lead abatement to their range of services in an attempt to enter a market considered to be in its infancy. The asbestos abatement contractors bring experience, equipment and a trained labor force, working in a regulatory environment. Although the Company does not anticipate these new rules to result in an increase of lead abatement projects, management is encouraged by these new rules and their opportunities. Such new rules could create a long-term positive impact on the Company through expenditures for equipment and supplies to ensure the safe and proper removal and disposal of lead paint.

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

Currently, the Company supplies the construction tools industry in its Santa Fe Springs, Phoenix and Las Vegas facilities. This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets. The real estate market in the Las Vegas area is strong with vacancy rates for commercial properties low and rental rates high. The condition of the real estate industry in the Los Angeles and Phoenix areas remains stable.

Geographic Distribution of Business

The Company distributes over 9,500 personal protection, safety, hazardous waste remediation and construction tool products to over 4,500 customers primarily located in the Southwest, Midwest and Pacific Coast. Approximately 54 percent of its products are sold to asbestos and lead abatement firms, 27 percent to manufacturing, chemical and petrochemical firms, 7 percent to construction related firms, 6 percent to hazardous material contractors, 4 percent to resale accounts and 2 percent to government agencies. The Company considers its relationship with its customers to be excellent.

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

The Company maintains sales, distribution and warehouse centers in Santa Fe Springs and Hayward, California, Dallas and Houston, Texas, Phoenix, Arizona, Las Vegas, Nevada, Denver, Colorado, and Kent, Washington. The Company expanded its distribution operations in 1996 by hiring additional sales and support personnel at certain existing locations.

Equipment and Supplies

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns, customer inquiries and industry experiences. The Company maintains an inventory of disposable products and commodities as well as lower cost equipment items. Approximately 85 percent of the Company's sales for 1996 and 1995 are of disposable items and commodity products which are sold to customers at prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company currently does not manufacture or lease any products and does not perform any repairs thereon. The Company distributes on a limited basis, disposable items under its own private label.

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

Inflation

The inflation rate for the U.S. economy has averaged approximately 3 percent annually over the past several years and is projected to be this range for 1997. the Company believes inflation has not been a substantial concern nor will inflation have a material impact to the Company's operations or profitability in the near term, if inflation remains stable. The Company anticipates it would be able to pass along increases in product costs to its customers in the form of higher selling prices, thereby having no effect on product margins.

Environmental Impact

The Company distributes a variety of products in the asbestos abatement industry all of which require the Company to maintain on file Material Safety Data Sheets ("MSDS") that inform all purchasers and users of any potential hazards which could occur if the products spilled or leaked. Although the Company provides no assurance, it reviews all products that could have a potential for environmental hazards and tries to ensure the products are safe for on site storage and distribution. The Company currently distributes no products it believes would create an environmental hazard if leaked or spilled. The Company has safety procedures in place to minimize any impact if a product were to leak or spill.

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

Government Regulation

As a supplier of products manufactured by others to the asbestos and lead abatement, industrial safety and hazardous materials industry, the Company's operations are not substantially affected by federal laws and regulations including those promulgated by the EPA and OSHA. Most of the contractors and other purchasers of the Company's equipment and supplies are subject to various government regulations, and developments in legislation and regulations affecting manufacturers and purchasers of the Company's products could have a substantial effect on the Company.

Competition

The asbestos and lead abatement, industrial safety, hazardous materials and construction tools supply businesses are highly competitive. These markets are served by a limited number of large national firms as well as many local firms, none of who can be characterized as controlling the market. The Company competes on the basis of price, delivery, credit arrangements and product variety and quality. The Company's business is not characterized by substantial regulatory or economic barriers to entry. Additional companies could enter the asbestos and lead abatement, industrial safety, hazardous materials and construction tools supply industries and may have greater financial, marketing and technical resources than the Company

Employees

As of February 28, 1997, the Company employed a total of 83 full time employees including 3 executive officers, 8 managers, 43 administrative and marketing personnel and 29 clerical and warehouse personnel. The Company believes relations with its employees are excellent.

Item 2.  Description of Properties

The Company's headquarters are located in Dallas, Texas and occupy approximately 3,200 square feet of leased general office space in conjunction with the Dallas branch. This lease expires in July 1999. The eight distribution facilities lease a total of 101,720 square feet of general office and warehouse space. These facilities range in size from 6,875 square feet to 18,680 with leases expiring between February 1997 and November 2000.

Item 3. Legal Proceedings

The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (Placido Alvarez vs. Abatix Environmental Corp., et al, Case No. BC133537). The Company was also named as a third party defendant in a wrongful death/product liability lawsuit filed in the District Court of the State of Texas for the County of Bexar (Maribel Flores vs. Olmos Environmental Services, Inc., Nutec Industrial Chemical, Inc. and Walter J. Lyssy, Case No. 96-CI-12845). In both lawsuits, the Company has requested (1) indemnification under the manufacturer's insurance and (2) legal representation at the cost of the manufacturer. At this time, the Company does not anticipate any material impact on its financial statements as a result of these cases.

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

                                    Common Stock Price
                                ---------------------------
         1995                      High             Low
-----------------------         ----------      -----------
     First Quarter              $  3 3/8        $  2 1/16
    Second Quarter                 2 5/8           2 1/4
     Third Quarter                   4             2 5/8
    Fourth Quarter                 4 1/8           2 3/8

         1996
----------------------
     First Quarter              $  4 1/2        $  3 3/8
    Second Quarter                 5 1/2           3 5/8
     Third Quarter                   5             2 7/8
    Fourth Quarter                 4 1/4           2 7/8

On February 28, 1997, the closing bid price for the common stock was $ 3 5/16.

Because of minimal trading activity since 1989, the Company de-listed its stock from the Boston Stock Exchange under the symbol "ABIX.B" on July 15, 1996.

(b) As of February 28, 1997, the approximate number of holders of record of the Company's common stock was 700.

(c) The Company has never paid cash dividends on its common stock. The Company presently intends to retain any future earnings to finance the expansion of its business or repay borrowings on its lines of credit and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial conditions and other relevant factors. Although the Company's notes payable to bank do not restrict the payment of dividends, they do require the Company maintain a minimum net worth, which increases each year through 1997. The notes payable to bank also require the Company maintain minimum net income levels through 1997.

(d) Since November 1994, the Board of Directors has authorized management to purchase up to 476,500 shares of the Company's common stock. As of December 31, 1996, the Company has purchased 392,750 shares.

(e) In October 1995, the Company amended its Certificate of Incorporation to reduce its authorized capital from 5,000,000 shares to 500,000 shares of preferred stock, and from 20,000,000 shares to 5,000,000 shares of common stock.

Item 6. Selected Financial Data

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors' report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

                                                                   Year Ended December 31,
                                           ----------------------------------------------------------------------
                                              1996           1995           1994           1993           1992
                                           ----------     ----------     ----------     ----------     ----------
Selected Operating Results:
   Net sales                               $  33,067      $  27,632      $  25,982      $  19,085      $  11,362
   Gross profit                            $   9,202      $   7,977      $   7,164      $   5,354      $   3,053

   Earnings from continuing operations     $     734      $     813      $     580      $     283      $      28
   Earnings (loss) from discontinued
     operations, net of income taxes              22              -           (363)          (144)           (55)
   Cumulative effect of change in
     accounting principle                          -              -              -             20              -
                                           ----------     ----------     ----------     ----------     ----------
   Net earnings (loss)                     $     756      $     813      $     217      $     159      $     (27)
                                           ==========     ==========     ==========     ==========     ==========

Earnings (loss) per common and
  common equivalent share:
   Earnings from continuing operations     $     .35      $     .36      $     .25      $     .12      $     .01
   Earnings (loss) from discontinued
     operations                                  .01              -           (.16)          (.06)          (.02)
   Cumulative effect of change in
     accounting principle                          -              -              -            .01              -
                                           ----------     ----------     ----------     ----------     ----------
   Net earnings (loss)                     $     .36      $     .36      $     .09      $     .07      $    (.01)
                                           ==========     ==========     ==========     ==========     ==========

Weighted average common and common
   equivalent shares outstanding
                                               2,111          2,238          2,330          2,304          2,074
                                           ==========     ==========     ==========     ==========     ==========

                                                                     As of December 31,
                                           ----------------------------------------------------------------------
                                              1996           1995           1994           1993           1992
                                           ----------     ----------     ----------     ----------     ----------
Selected Balance Sheet Data:
   Current assets                          $   9,722      $   8,230      $   7,426      $   6,605      $   4,055
   Current liabilities                         6,219          4,659          4,208          3,669          1,898
   Total assets                               10,678          8,977          8,184          7,341          4,959
   Total liabilities                           6,219          4,659          4,283          3,724          1,928
   Retained earnings                           3,244          2,488          1,674          1,457          1,299
   Stockholders' equity                        4,459          4,318          3,901          3,618          3,031

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Results of Continuing Operations

Net sales from continuing operations for the year ended December 31, 1996 increased 20 percent to $33,067,000 from $27,632,000 in 1995 due to efforts to further expand and diversify our customer base. The increase is also a result of the general economic recovery in the geographic regions serviced by the
Company's facilities. In addition, 1996 included a full year of operation for the Company's Las Vegas facility. The improved economic conditions, if maintained, should provide the ability for the Company to grow its revenues in 1997. These efforts also provide the groundwork for broadening the Company's revenues among its different markets, thereby decreasing its dependence on any one of its markets.

Industry-wide sales of asbestos abatement products are expected to remain relatively flat in 1997. However, the Company's sales and share of the asbestos abatement market are expected to continue to increase primarily because of the marketplace's recognition of the Company as a reliable and stable supplier.

Spending on asbestos abatement declined in the U.S. over the past several years due largely to the lack of full recovery in the commercial real estate industry. Concerns raised about the comparative health risks of removing asbestos and the costs related to such removal, as opposed to leaving it in place, also have resulted in the delay or cancellation of some projects. The Company also believes that as the U.S. economy continues its expansion, it will have a positive impact on its operations. Notwithstanding the above, the asbestos abatement industry will likely diminish over time as asbestos containing materials, last used in construction during 1977-1980, ultimately are removed from schools, office buildings, homes and factories. A 1992 estimate by an industry analyst predicted that as much as $80 billion may be spent nationwide over a 20 year period for asbestos removal, of which the Company estimates $8 billion relates to abatement supplies. Approximately $2 billion in abatement supplies will be spent during this 20 year period in the geographic areas served by the Company's eight distribution centers. At this potential rate of expenditure, and at a presently estimated 15 to 20 percent market share of the asbestos abatement markets served by the Company, the current and intermediate term effects of the diminishing market are not expected to have a material adverse impact on the Company based on its historical ability to increase its share of this market.

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

Gross profit in 1996 of $9,202,000 increased 15 percent from gross profit in 1995 of $7,977,000 due to increased revenues. As expected, margins varied somewhat from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, decreased to 28 percent for 1996 compared to 29 percent for 1995, primarily as a result of pressure from our low-price competition. Overall margins are expected to remain at their current levels in 1997. However, as experienced in 1996, competitive pressures could negatively impact any and all efforts by the Company to improve or stabilize product margins.

Selling, general and administrative expenses for 1996 of $7,708,000 increased 22 percent over 1995 expenses of $6,342,000. The increase was attributable primarily to the higher employment costs as a result of additional marketing and support personnel and a full year of operations in Las Vegas. Selling, general and administrative expenses were 23 percent of sales for both 1996 and 1995. These expenses are expected to remain in their current range for 1997.

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease was to expire in September 1999. The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option enabling the Company to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation and enabled the Company to reverse all remaining reserves resulting in the special credit and earnings from discontinued operations during 1996.

Other expense, net, of $356,000 in 1996 increased 43 percent over 1995 expense of $248,000. This increase is primarily due to increased interest expense resulting from higher borrowings on the Company's working capital line of credit to fund the growth in receivables and inventory. Since the Company's lines of credit are tied to the prime rate, any increases in the prime rate would negatively affect the Company's earnings.

See note 5 to the consolidated financial statements for a description of income taxes.

The Company's credit policies remain stringent, and charge-offs are below industry experience. Days of sales in net accounts receivable increased one day from 1995 to 1996. The Company believes the reserve for doubtful accounts is adequate.

Results of Discontinued Operations

The Company realized earnings of $22,000 or $.01 per share from discontinued operations, resulting from the termination of the lease obligation in March 1996.

Net Results

Net earnings in 1996 of $756,000 or $.36 per share decreased $57,000 from net earnings of $813,000 or $.36 per share in 1995. The 7 percent decrease in net earnings is due to lower product margins, higher selling, general and administrative and interest expenses. This decline was partially offset by the increased sales volume.

New Accounting Standards

In June of 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement 125"). Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Management of the Company does not expect the adoption of Statement 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

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

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease was to expire in September 1999. The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option enabling the Company to purchase the building.

Other expense, net, of $248,000 in 1995 decreased 4 percent over 1994 expense of $258,000. This decrease is primarily due to decreased interest expense resulting from lower borrowings on the Company's lines of credit.

See note 5 to the consolidated financial statements for a description of income taxes.

Results of Discontinued Operations

The Company experienced no impact from discontinued operations to its 1995 financial statements because an estimate of $139,000, net of taxes, was recorded in 1994 to accrue for the losses from the discontinuance of the sorbent manufacturing business. This amount included an estimate of a loss from operations from the date of discontinuance through the expected date of disposal. The Company ceased the sorbent manufacturing business in the summer of 1995. The remainder of the reserve at December 31, 1995, related to the obligation under a noncancelable operating lease which was to expire in September 1999. The lease on this facility, which was shared with the Corpus Christi branch, included a purchase option.

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

Liquidity and Capital Resources

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, offset by increased accounts payable and accrued expenses, associated with increases in sales volume and the addition of new locations. Net cash used in operations during 1996 of $1,064,000 resulted principally from increases in accounts receivable and inventory as a result of the revenue growth. Operating cash flow was also impacted by more timely payments causing lower accrued expenses and payables. A non-cash charge to earnings for depreciation of $392,000 partially offset the cash used in operations.

Cash requirements for non-operating activities during 1996 resulted primarily from the repurchase of the Company's common stock totaling $658,000 and purchases of property and equipment amounting to $611,000. The equipment purchases in 1996 were primarily computer and telecommunications equipment, office furniture and delivery trucks. The Company repurchased its common stock because of the Board of Directors' belief that it was undervalued in the marketplace. The Board of Directors has committed to continue purchases in the marketplace as long as the common stock remains undervalued. The repurchase of common stock and purchases of property and equipment were funded by borrowings on the Company's working lines of credit.

Cash flow from operations for the entire year of 1997 is expected to be break-even, although at any given point, it may be negative. Several factors contribute to this expectation. The rate of revenue growth in 1997 is expected to be lower than 1996 and at a level that will not generate significant net cash flows from operations.

Capital expenditures for 1997 are expected to be less than 1996, since the Company significantly improved its computer system in 1996. The Company currently has no plans to expand geographically in 1997, however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened in 1997, the Company would fund the startup expenses through its lines of credit. Anticipated cash requirements in 1997 will be satisfied from operations and borrowings on the lines of credit, as required.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $1,500,000. As of February 28, 1997, there are advances outstanding under this credit facility of $4,117,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $1,158,000 as of February 28, 1997. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of February 28, 1997 were $181,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate plus one-half of one percent.

Management believes, that based on its equity position, the Company's current credit facilities can be expanded during the next twelve months, if necessary, and that these facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

Except for the historical information contained herein, the matters set forth in this Form 10-K are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel.

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated  financial statements and supplementary data are included under
Item 14(a)(l) and (2) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

This Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1996.

Item 11.  Executive Compensation

This Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1996.

Item 13.  Certain Relationships and Related Transactions

This Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1 and 2. Consolidated Financial Statements and Financial Statement Schedule

The consolidated financial statements and financial statement schedule listed on the index to consolidated financial statements on page F-l are filed as part of this Form l0-K.

(b)  Reports on Form 8-K

None

(c)  Exhibits

(1)(a) Form of Underwriting Agreement (filed as Exhibit (1)(a) to the Registration Statement on Form S-18, filed February 9, 1989).

(1)(b) Form of Selected Dealer Agreement (filed as Exhibit (1)(b) to the Registration Statement on Form S-18, filed January 11,1989).

(1)(c) Warrant Solicitation Agent and Exercise Fee Agreement (filed as Exhibit (l)(c) to the Report on Form 10-K for the year ended December 31,1989).

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

(3)(b) Bylaws (filed as Exhibit (3)(b) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as
                Exhibit 3(ii) to the Form 10-Q for the quarter ended September 30, 1995,filed on November 9, 1995).

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

(10)(a)(iv)     Employment Agreement with Terry W. Shaver effective
                January 1, 1997.*

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

(10)(b)(iv)     Employment Agreement with Gary L. Cox effective
                January 1, 1997.*

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

(10)(f) Employment Agreement with S. Stanley French effective October 1, 1992 (filed as Exhibit (10)(f) to the Report on Form 8-K, filed October 19,1992).

(11)            Statement Re Computation of Per Share Earnings (Loss).*

(22)            Information  Statement dated September 1, 1995 (filed as Exhibit
                (22) to the Report on Form 10-K for the year ended
                December 31, 1995).

(23)            Consent of Independent Auditors.*

(27)            Financial Data Schedule for the twelve months ended
                December 31, 1996.*

*               Filed herewith as part of the Company's electronic filing.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.


                                 ABATIX ENVIRONMENTAL CORP.



                             By: /s/ Terry W. Shaver
                                 Terry W. Shaver

                                 President, Chief Executive Officer
                                 and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signatures            Title                                       Date


/s/ Terry W. Shaver   President, Chief Executive Officer          March 20, 1997
Terry W. Shaver       and Director (Principal Executive Officer)


/s/ Gary L. Cox       Executive Vice President,                   March 20, 1997
Gary L. Cox           Chief Operating Officer and Director


/s/ Lamont C. Laue    Director                                    March 20, 1997
Lamont C. Laue


/s/ Frank J. Cinatl   Vice President and Chief Financial          March 20, 1997
Frank J. Cinatl, IV   Officer (Principal Accounting Officer)

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                          Page
Independent Auditors' Report                                               F-2

Financial Statements:
  Consolidated Balance Sheets as of December 31, 1996 and 1995             F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1996, 1995 and 1994                                       F-4

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1996, 1995 and 1994                                 F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                       F-6

  Notes to Consolidated Financial Statements                               F-7


Financial Statement Schedule:
  II - Valuation and Qualifying Accounts for the years ended
        December 31, 1996, 1995 and 1994                                   F-17

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Environmental Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                            /s/KPMG Peat Marwick LLP


Dallas, Texas
March 6, 1997

                                ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                                       Consolidated Balance Sheets
                                        December 31, 1996 and 1995

                                                                                  1996               1995
                                                                             --------------     --------------
                                  Assets
Current assets:
   Cash                                                                      $     310,288      $     415,867
   Trade accounts receivable, net of allowance for doubtful accounts of
     $376,117 in 1996 and $336,486 in 1995 (note 4)                              5,295,849          4,370,595
   Inventories (note 4)                                                          3,440,557          3,088,276
   Refundable income taxes                                                         285,784                  -
   Prepaid expenses and other assets                                               285,791            218,187
   Deferred income taxes (note 5)                                                  103,723            136,719
                                                                             --------------     --------------
       Total current assets                                                      9,721,992          8,229,644

Receivables from officers and employees                                             76,347             70,577
Property and equipment, net (notes 3 and 4)                                        763,643            593,060
Deferred income taxes (note 5)                                                      80,168             39,657
Other assets                                                                        35,822             43,993
                                                                             --------------     --------------
                                                                             $  10,677,972      $   8,976,931
                                                                             ==============     ==============

                   Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to bank (note 4)                                            $   4,786,935      $   2,631,828
   Accounts payable                                                                920,153          1,031,481
   Other accrued expenses                                                          406,271            845,782
   Accrued compensation                                                            106,090             93,249
   Net liabilities of discontinued operations (note 2)                                   -             56,813
                                                                             --------------     --------------
         Total current liabilities                                               6,219,449          4,659,153
                                                                             --------------     --------------

Stockholders' equity (note 6):
   Preferred stock - $1 par value, 500,000 shares authorized; none issued                -                  -
   Common stock - $.001 par value, 5,000,000 shares authorized; issued
     2,381,314 shares in 1996 and 2,366,314 shares in 1995                           2,381              2,366
   Additional paid-in capital                                                    2,407,603          2,365,118
   Retained earnings                                                             3,243,786          2,487,838
   Treasury stock at cost, 392,750 shares in 1996 and 207,100 shares in
     1995                                                                       (1,195,247)          (537,544)
                                                                             --------------     --------------
       Total stockholders' equity                                                4,458,523          4,317,778
                                                                             --------------     --------------

Commitments and contingencies (note 10)
                                                                             --------------     --------------
                                                                             $  10,677,972      $   8,976,931
                                                                             ==============     ==============

See accompanying notes to consolidated financial statements.

                                ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                                  Consolidated Statements of Operations
                               Years ended December 31, 1996, 1995 and 1994

                                                              1996               1995               1994
                                                         --------------     --------------     --------------

Net sales                                                $  33,066,831      $  27,632,245      $  25,981,570
Cost of sales                                              (23,864,836)       (19,654,858)       (18,817,805)
                                                         --------------     --------------     --------------
       Gross profit                                          9,201,995          7,977,387          7,163,765

Selling, general and administrative expenses                (7,707,546)        (6,342,241)        (5,933,246)
Special credit (charge) (note 2)                                56,711            (80,000)                 -
                                                         --------------     --------------     --------------
       Earnings from operations                              1,551,160          1,555,146          1,230,519

Other income (expense):
   Interest income                                              19,840             15,311              6,540
   Interest expense                                           (359,712)          (258,079)          (271,046)
   Other, net                                                  (15,944)            (5,487)             6,880
                                                         --------------     --------------     --------------
       Earnings from continuing operations before
         income taxes                                        1,195,344          1,306,891            972,893

Income tax expense (note 5)                                   (460,941)          (493,514)          (392,684)
                                                         --------------     --------------     --------------
       Earnings from continuing operations                     734,403            813,377            580,209

Discontinued operations (note 2):
   Loss from operations of discontinued business  net
     of tax benefit of $125,522                                      -                  -           (223,746)
   Earnings (loss) on discontinuance of business, net
     of tax expense of $8,348 in 1996 and net of tax
     benefit of $71,857 in 1994                                 21,545                  -           (139,487)
                                                         --------------     --------------     --------------
       Net Earnings                                      $     755,948      $     813,377      $     216,976
                                                         ==============     ==============     ==============

Earnings (loss) per common and common equivalent share:
   Earnings from continuing operations                   $         .35      $         .36      $         .25
   Earnings (loss) from discontinued operations                    .01                  -               (.16)
                                                         --------------     --------------     --------------
       Net earnings                                      $         .36      $         .36      $         .09
                                                         ==============     ==============     ==============

Weighted average common and common equivalent shares
   outstanding                                               2,110,582          2,238,312          2,330,074
                                                         ==============     ==============     ==============

See accompanying notes to consolidated financial statements.

                                ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                             Consolidated Statements of Stockholders' Equity
                               Years ended December 31, 1996, 1995 and 1994


                                     Common Stock          Additional                       Treasury Stock
                                -----------------------     Paid-in       Retained    -------------------------      Total
                                  Shares       Amount       Capital       Earnings      Shares        Amount         Equity
                                -----------   ---------   -----------   -----------   ----------   ------------   -----------

Balance at December 31, 1993     2,275,918    $  2,276    $2,157,883    $1,457,485            -    $         -    $3,617,644

  Purchase of treasury stock             -           -             -             -       26,500        (55,598)      (55,598)

  Exercise of warrants              40,000          40       117,465             -            -              -       117,505

  Exercise of stock options          3,830           4         4,305             -            -              -         4,309

  Net earnings                           -           -             -       216,976            -              -       216,976
                                -----------   ---------   -----------   -----------   ----------   ------------   -----------
Balance at December 31, 1994     2,319,748       2,320     2,279,653     1,674,461       26,500        (55,598)    3,900,836

  Purchase of treasury stock             -           -             -             -      180,600       (481,946)     (481,946)

  Exercise of stock options         46,566          46        85,465             -            -              -        85,511

  Net earnings                           -           -             -       813,377            -              -       813,377
                                -----------   ---------   -----------   -----------   ----------   ------------   -----------
Balance at December 31, 1995     2,366,314       2,366     2,365,118     2,487,838      207,100       (537,544)    4,317,778

  Purchase of treasury stock             -           -             -             -      185,650       (657,703)     (657,703)

  Exercise of stock options         15,000          15        42,485             -            -              -        42,500

  Net earnings                           -           -             -       755,948            -              -       755,948
                                -----------   ---------   -----------   -----------   ----------   ------------   -----------
Balance at December 31, 1996     2,381,314    $  2,381    $2,407,603    $3,243,786      392,750    $(1,195,247)   $4,458,523
                                ===========   =========   ===========   ===========   ==========   ============   ===========

See accompanying notes to consolidated financial statements.

                                ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                                  Consolidated Statements of Cash Flows
                               Years ended December 31, 1996, 1995 and 1994

                                                                 1996             1995           1994
                                                             ------------     ------------   ------------
Cash flows from operating activities:
   Net earnings                                              $   755,948    $   813,377    $   216,976
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                               392,019        337,309        307,625
     Deferred income taxes                                        (7,515)      (104,176)       (82,462)
     Loss (gain) on disposal of assets                            15,805        (11,615)        (6,695)
     Changes in assets and liabilities:
       Receivables                                              (925,254)        58,258       (970,740)
       Inventories                                              (352,281)      (690,024)      (267,700)
       Refundable income taxes                                  (285,784)             -        236,236
       Prepaid expenses and other                                (62,604)        (7,602)       (69,867)
       Net liabilities of discontinued
        operations (note 2)                                      (56,813)        91,627        336,853
       Accounts payable                                         (111,328)       238,819         (6,629)
       Accrued expenses                                         (426,670)       461,778        200,384
                                                             ------------   ------------   ------------
Net cash (used in) provided by operating activities           (1,064,477)     1,187,751       (106,019)
                                                             ------------   ------------   ------------

Cash flows from investing activities:
   Purchase of property and equipment                           (611,407)      (232,980)      (359,205)
   Proceeds from sale of property and equipment                   33,000         48,091         35,195
   Advances to officers and employees                            (51,270)       (50,604)        (9,125)
   Collection of advances to officers and employees               45,500         38,712         12,130
   Other assets, primarily deposits                                3,171        (22,057)        (2,000)
                                                             ------------   ------------   ------------
Net cash used in investing activities                           (581,006)      (218,838)      (323,005)
                                                             ------------   ------------   ------------

Cash flows from financing activities:
   Exercise of stock options                                      42,500         70,782        121,814
   Purchase of treasury stock                                   (657,703)      (481,946)       (55,598)
   Net borrowings (repayments) on notes payable to bank
                                                               2,155,107       (287,890)       344,888
   Principal payments on capital lease obligations                     -         (4,719)        (3,539)
                                                             ------------   ------------   ------------
Net cash provided by (used in) financing activities            1,539,904       (703,773)       407,565
                                                             ------------   ------------   ------------

Net (decrease) increase in cash                                 (105,579)       265,140        (21,459)
Cash at beginning of year                                        415,867        150,727        172,186
                                                             ------------   ------------   ------------
       Cash at end of year                                   $   310,288    $   415,867    $   150,727
                                                             ============   ============   ============

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

         (a)  General

              Abatix Environmental Corp. ("Abatix") and subsidiary (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. At December 31, 1996, the Company operated eight distribution centers in six states. The Company discontinued the sorbent manufacturing business of its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation, in December 1994 (see note 2). However, IESI continues to import disposable products sold primarily through the Company's distribution channels.

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

         (b)  Inventories

              Inventories consist of materials and equipment for resale and are stated at the lower of cost, determined by a method which approximates the first-in, first-out method, or market.

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

         (f)  Statements of Cash Flows

              For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1996 or 1995.

              The Company paid interest of $351,645, $263,707 and $263,850 in 1996, 1995 and 1994, respectively, and income taxes of $736,554, $544,200 and $155,472 in 1996, 1995 and 1994, respectively.

              Significant non-cash transactions include the transfer of accrued compensation totaling $14,729 to additional paid-in capital upon exercise of stock options during 1995.

         (g)  Income Taxes

              The Company accounts for income taxes using the asset and liability method. Under this method the Company records deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date.

         (h)  Long-Lived Assets

              On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

         (i)  Stock Option Plan

              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("Opinion 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of Opinion 25 and provide the pro forma disclosure provisions of Statement 123.

(2)      Restructuring

         On  December  15,  1994,  the  Company   announced  a  formal  plan  to
         discontinue the sorbent manufacturing business of IESI. The Company recorded an estimated loss on disposal of IESI at December 31, 1994 of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the remaining lease obligation on the facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. The sorbent manufacturing operations were actually discontinued in 1995. Except for the remaining lease obligation discussed below, actual costs through December 31, 1996 have approximated management's December 1994 estimates. Sales for the discontinued operations of IESI were $142,000 and $426,000 in 1995 and 1994, respectively.

         In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease was to expire in September 1999. Sales for the Corpus Christi branch were $294,000 and $140,000 in 1995 and 1994, respectively. The Corpus Christi branch also had operating losses of $55,000 and $17,000 in 1995 and 1994, respectively.

         The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option enabling the Company to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation. Reversal of the liability for the remaining lease obligation resulted in the special credit and earnings from discontinued operations during 1996.

(3)      Property and Equipment

         A summary of property and equipment at December 31, 1996 and 1995 follows:

                                              Estimated
                                             Useful Life          1996             1995
                                           --------------     ------------     ------------
Furniture and equipment                     5 - 10 years      $ 1,592,568      $ 1,114,798
Transportation equipment                    3 - 5 years           324,676          311,734
Leasehold improvements                      3 - 5 years            54,609           53,650
                                                              ------------     ------------
                                                                1,971,853        1,480,182
Less accumulated depreciation and
   amortization                                                 1,208,210          887,122
                                                              ------------     ------------
Net property and equipment                                    $   763,643      $   593,060
                                                              ============     ============

(4)      Notes Payable to Bank

         At December 31, 1996, the Company had two lines of credit with a bank that are due on demand. A working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or
         $1,500,000, up to a maximum of $5,500,000. Under this formula, the Company had the capability to borrow $5,108,000 at December 31, 1996, of which $4,596,000 ($2,425,000 in 1995) was used. A capital equipment facility provides for individual borrowings, aggregating up to $550,000, at 80 percent of the purchased equipment's cost. At December 31, 1996, the Company had borrowed $191,000 ($206,000 in 1995) on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest. During 1995, the Company negotiated a one-half of one percent reduction in its rate, thereby reducing the rate of interest on its agreements to prime plus one-half of one percent. As of December 31, 1996 and 1995, the Company's rate of interest on these agreements was 8.75 percent and 9 percent, respectively. These credit facilities are secured by accounts receivable, inventory and equipment.

         The Company's notes payable to bank contain certain financial covenants. These notes require the Company maintain a minimum net worth, which increases each year through 1997, and maintain minimum net income levels through 1997.

(5)      Income Taxes

         Income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 consists of:

                                               1996             1995             1994
                                           ------------     ------------     ------------
Continuing Operations:
  Current:
     Federal                               $   413,759      $   542,681      $   320,141
     State                                      72,083           96,233           75,386
  Deferred:
     Federal                                   (23,775)        (120,240)          (2,318)
     State                                      (1,126)         (25,160)            (525)
                                           ------------     ------------     ------------
        Income tax expense related
             to continuing operations          460,941          493,514          392,684

Discontinued operations:
  Current                                       (9,038)         (41,224)        (117,760)
  Deferred                                      17,386           41,224          (79,619)
                                           ------------     ------------     ------------
Total income tax expense                   $   469,289      $   493,514      $   195,305
                                           ============     ============     ============

         A reconciliation of the normally expected federal income tax expense relating to continuing operations based on the U.S. corporate income tax rate of 34 percent to actual expense for the years ended December 31, 1996, 1995 and 1994 follows:

                                                1996             1995             1994
                                            ------------     ------------     ------------
Expected income tax expense                 $   406,417      $   444,343      $   330,784
Nondeductible meals and entertainment
     expense                                     13,047            7,232            6,089
State income taxes, net of related federal
     tax benefit                                 46,832           46,908           49,408
Other                                            (5,355)          (4,969)           6,403
                                            ------------     ------------     ------------
Actual income tax expense relating to
     continuing operations                  $   460,941      $   493,514      $   392,684
                                            ============     ============     ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 follow:

                                                      1996             1995
                                                  ------------     ------------
Deferred tax assets:
     Allowance for doubtful accounts              $   143,830      $   132,188
     Accrual for loss on branch closure                     -           28,076
     Accrual for loss on the discontinued
         operations                                         -           20,393
     Property and equipment, principally due to
         differences in depreciation                   80,168           39,657
     Other                                             11,790                -
                                                  ------------     ------------
         Total gross deferred tax assets              235,788          220,314

Deferred tax liabilities:
     Prepaid expenses                                 (51,897)         (43,938)
                                                  ------------     ------------

         Net deferred tax asset                   $   183,891      $   176,376
                                                  ============     ============

         Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets. Accordingly, the Company has not provided a valuation allowance for deferred tax assets.

(6)      Stockholders' Equity

         In 1994, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorized grants of up to 140,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to or greater than the stock's fair market value at the date of grant.

         At December 31, 1996, there were no additional shares available for grant under the Plan. The per share weighted average fair value of stock options granted during 1996 and 1995 was $1.14 and $1.24 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, risk-free interest rate of 7.0% and an expected life ranging from one to two years; 1995 - expected dividend yield 0%, risk-free interest rate of 7.0%, and an expected life of one year.

         The Company applied Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the effect on the Company's net income and earnings per share for 1996 and 1995 would not be material.

         The options outstanding at December 31, 1996 expire at various dates between February 12, 1997 and December 31, 1997 and have exercise prices between $2.75 and $3.875.

                                                 Number of     Weighted
                                                  Shares        Average
                                                  Under        Price Per
                                                  Option         Share
                                                ----------     ----------
Outstanding at December 31, 1993                   25,396      $  0.50
     Granted                                      150,000         2.55
     Exercised                                     (3,830)        0.50
                                                ----------
Outstanding at December 31, 1994                  171,566         2.29
     Granted                                       20,000         2.63
     Exercised                                    (46,566)        1.52
                                                ----------
Outstanding at December 31, 1995                  145,000         2.71
     Granted                                        7,500         3.88
     Exercised                                    (15,000)        2.83
     Expired                                      (70,000)        2.46
                                                ----------
Outstanding at December 31, 1996                   67,500         3.06
                                                ==========

Shares exercisable:
     December 31, 1994                             51,566      $  1.52
     December 31, 1995                             75,000         2.50
     December 31, 1996                             67,500         3.06

         The Company granted to various consultants warrants to purchase shares of common stock as part of an agreement to secure their services. These warrants were granted with exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant and were exercisable immediately. The activity of the warrants granted to various consultants is summarized in the following table:

                                                                 Weighted
                                                                 Average
                                                  Number of     Price Per
                                                   Shares         Share
                                                 ----------     ----------
Outstanding at December 31, 1993                    60,000      $  3.58
     Granted                                        50,000         2.63
     Exercised                                     (40,000)        2.94
                                                 ----------
Outstanding at December 31, 1994                    70,000         3.02
     Expired                                       (10,000)        3.50
     Canceled                                      (50,000)        2.63
                                                 ----------
Outstanding at December 31, 1995                    10,000         4.50
     Expired                                       (10,000)        4.50
                                                 ----------
Outstanding at December 31, 1996                         -            -
                                                 ==========

         The Board of Directors has approved the repurchase of 476,500 shares of the Company's common stock in the open market. The Company has purchased 392,750 shares of stock since November 1994, including 185,650 shares of stock during 1996.

(7)      Benefit Plans

         The Company has a 401(k) profit sharing plan. Under the 401(k) plan, eligible employees may request the Company to deduct and contribute a portion of their salary to the plan. The Company may also, at its discretion, match a portion of employee contributions to the plan. Contributions by the Company to the 401(k) plan aggregated $46,549, $51,358 and $25,657 during 1996, 1995 and 1994, respectively.

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

         Through an acquisition in the third quarter 1996, two of the Company's customers in the asbestos abatement industry came under common ownership, although they both remain separate legal entities. As of December 31, 1996 and 1995, 16% and 2%, respectively, of the trade accounts receivable before allowances were represented by these two customers. Additionally, a change in management of the acquired entity delayed funding on a newly established banking line of credit, thereby slowing payments to Abatix. Currently, the Company is working closely with its customers and anticipates payment of the entire balance. Sales to these two companies represented less than 4% of total sales for 1996.

         During 1996, 1995 and 1994, no single customer accounted for more than 10 percent of sales.

(9)      Fair Value of Financial Instruments

         The reported amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying value of notes payable to bank approximates fair value because these instruments bear interest at current market rates.

(10)     Commitments and Contingencies

         The Company leases warehouse and office facilities under long-term noncancelable operating leases. The following is a schedule of future minimum lease payments under these leases as of December 31, 1996:

                         1997                $ 420,763
                         1998                  365,166
                         1999                  153,665
                         2000                   43,220
                         Thereafter                  -
                                             ----------
                                             $ 982,814
                                             ==========

         Rental expense for continuing operations under operating leases for the years ended December 31, 1996, 1995 and 1994 was $491,374, $341,949 and
         $320,867, respectively. Rental expense for discontinued operations under operating leases for the years ended December 31, 1995 and 1994 was $16,479 and $35,600, respectively.

         The Company has employment agreements with four key employees. The agreements provide for minimum aggregate cash compensation as follows:

                         1997                     $   527,700
                         1998                         440,100
                         1999                          81,725
                                                  ------------
                                                  $ 1,049,525
                                                  ============

         The Company was named as a defendant in two product liability lawsuits, one of which also asserts wrongful death. The Company has requested in both cases (1) indemnification under the manufacturer's product liability insurance and (2) legal representation at the cost of the manufacturer. At this time, the Company does not anticipate any material impact on its financial statements as a result of either of these cases.

                                                                     Schedule II

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                        Valuation and Qualifying Accounts
                  Years ended December 31, 1996, 1995 and 1994

                                                               Additions
                                                Balance at     charged to                    Balance at
                                                beginning      costs and                       at end
                                                 of year        expenses      Deductions       of year
                                                ----------     ----------     ----------     ----------
Year ended December 31:
   Allowance for Doubtful Accounts:
       1996                                     $ 343,750        196,772        164,405 A      376,117
                                                ==========     ==========     ==========     ==========

       1995                                     $ 169,776        221,769         47,795 A      343,750 B
                                                ==========     ==========     ==========     ==========

       1994                                     $  87,811        205,460        123,495 A      169,776 B
                                                ==========     ==========     ==========     ==========

   Reserve for Loss on Discontinuance of
     Business:
       1996                                     $  54,050              -         54,050 C            -
                                                ==========     ==========     ==========     ==========

       1995                                     $ 193,344              -        139,294 D       54,050 E
                                                ==========     ==========     ==========     ==========

       1994                                     $       -        211,344 F       18,000 G      193,344
                                                ==========     ==========     ==========     ==========

   Reserve for Loss on Closure of Branch
     Location:
       1996                                     $  72,298              -         72,298 C            -
                                                ==========     ==========     ==========     ==========

       1995                                     $       -         80,000          7,702 H       72,298
                                                ==========     ==========     ==========     ==========

A     Represents the write-off of uncollectible accounts.
B Amounts include the allowance for doubtful accounts related to the Company's discontinued operations, which had balances of $7,264 and $6,543 at December 31, 1995 and 1994, respectively.
C Primarily represents the reversal of the reserves due to the termination of the Company's lease obligation. See Note 2 to the consolidated financial statements.
D Represents the losses from operations, the loss on sale of fixed assets and the payment of lease obligations.
E The balance is included in the net liabilities of discontinued operations on the consolidated balance sheet.
F Represents the reserve established in December 1994 related to the discontinued operations. See note 2 to the consolidated financial statements.
G Cash settlement in exchange for release from the lease on one of the properties related to the discontinued operations. See note 2 to the consolidated financial statements.
H     Amount is primarily the payment of lease obligations.