Form 10-Q
period 1997-03-31
ABATIX ENVIRONMENTAL CORP
filed 1997-05-13
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1997

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


Common stock outstanding at May 9, 1997 was 1,941,064 shares.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                March 31,
                                                                                  1997          December 31,
                                   Assets                                      (Unaudited)         1996
                                                                             ---------------  ---------------
Current assets:
    Cash                                                                     $       23,337   $      310,288
    Trade accounts receivable net of allowance for doubtful accounts of
      $412,104 in 1997 and $376,117 in 1996 (note 2)                              6,080,743        5,295,849
    Inventories                                                                   4,169,203        3,440,557
    Refundable income taxes                                                         285,784          285,784
    Prepaid expenses and other assets                                               309,991          285,791
    Deferred income taxes                                                           106,971          103,723
                                                                             ---------------  ---------------
      Total current assets                                                       10,976,029        9,721,992

Receivables from officers and employees                                              75,689           76,347
Property and equipment, net                                                         760,363          763,643
Deferred income taxes                                                                88,074           80,168
Other assets                                                                         30,610           35,822
                                                                             ---------------  ---------------
                                                                             $   11,930,765   $   10,677,972
                                                                             ===============  ===============
                    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank                                                    $    5,060,418   $    4,786,935
    Accounts payable                                                              1,344,975          920,153
    Accrued compensation                                                            129,244          106,090
    Other accrued expenses                                                          892,411          406,271
                                                                             ---------------  ---------------
       Total current liabilities                                                  7,427,048        6,219,449
                                                                             ---------------  ---------------

Stockholders' equity (note 4):
    Preferred stock - $1 par value, 500,000 shares authorized; none issued
                                                                                          -                -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,381,314 shares in 1997 and 1996                                              2,381            2,381
    Additional paid-in capital                                                    2,407,603        2,407,603
    Retained earnings                                                             3,359,620        3,243,786
    Treasury stock at cost, 417,750 shares in 1997 and 392,750 in 1996
                                                                                 (1,265,887)      (1,195,247)
                                                                             ---------------  ---------------
       Total stockholders' equity                                                 4,503,717        4,458,523
                                                                             ---------------  ---------------

Contingencies (note 5)
                                                                             ---------------  ---------------
                                                                             $   11,930,765   $   10,677,972
                                                                             ===============  ===============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                   --------------------------------
                                                         1997             1996
                                                   ---------------  ---------------
Net sales                                          $    8,469,872   $    7,657,556
Cost of sales                                          (6,155,014)      (5,498,199)
                                                   ---------------  ---------------
    Gross profit                                        2,314,858        2,159,357

Selling, general and administrative expenses           (2,017,560)      (1,790,771)
Special credit (note 3)                                         -           56,711
                                                   ---------------  ---------------
       Operating profit                                   297,298          425,297

Other expense:
    Interest expense                                      (98,806)         (64,902)
    Other expense, net                                     (5,073)         (10,302)
                                                   ---------------  ---------------
       Earnings from continuing operations
        before income taxes                                93,419          350,093

Income tax expense                                        (77,585)        (142,359)
                                                   ---------------  ---------------
       Earnings from continuing operations                115,834          207,734

 Earnings from discontinued operations, net of
    tax expense of $8,348 (note 3)                              -           21,545
                                                   ---------------  ---------------
       Net earnings                                $      115,834   $      229,279
                                                   ===============  ===============

Earnings per common and common equivalent share:

    Earnings from continuing operations            $          .06   $          .10
    Earnings from discontinued operations
                                                                -              .01
                                                   ---------------  ---------------
       Net earnings                                $          .06   $          .11
                                                   ===============  ===============

Weighted average common and common equivalent
     shares outstanding                                 1,991,255        2,169,257
                                                   ===============  ===============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                                  1997             1996
                                                                            ---------------  ---------------
Cash flows from operating activities:
    Net earnings                                                            $      115,834   $      229,279
    Adjustments to reconcile net earnings to net cash used in operating activities:
       Depreciation and amortization                                                93,901           86,657
       Deferred income taxes                                                       (11,154)          40,232
       Gain on disposal of assets                                                        -            3,833
       Changes in assets and liabilities:
          Receivables                                                             (784,894)      (1,126,412)
          Inventories                                                             (728,646)        (489,872)
          Prepaid expenses and other                                               (24,200)          46,881
          Net liability of discontinued operations (note 3)                              -          (56,813)
          Accounts payable                                                         424,822          244,871
          Income taxes payable                                                           -          (41,926)
          Accrued expenses                                                         509,294           92,649
                                                                            ---------------  ---------------
       Net cash used in operating activities                                      (405,043)        (970,621)
                                                                            ---------------  ---------------

Cash flows from investing activities:
    Purchase of property and equipment                                             (91,003)         (98,485)
    Proceeds from sale of property and equipment                                       382           28,013
    Advances to officers and employees                                              (6,690)          (9,351)
    Collection of advances to officers and employees                                 7,348            8,021
    Other assets                                                                     5,212          (31,975)
                                                                            ---------------  ---------------
       Net cash used in investing activities                                       (84,751)        (103,777)
                                                                            ---------------  ---------------

Cash flows from financing activities:
    Exercise of stock options                                                            -           30,000
    Purchase of treasury stock (note 4)                                            (70,640)        (310,020)
    Net borrowings on notes payable to bank                                        273,483          981,310
                                                                            ---------------  ---------------
       Net cash provided by financing activities                                   202,843          701,290
                                                                            ---------------  ---------------

Net decrease in cash                                                              (286,951)        (373,108)
Cash at beginning of period                                                        310,288          415,867
                                                                            ---------------  ---------------
 Cash at end of period                                                      $       23,337   $       42,759
                                                                            ===============  ===============

Supplemental disclosure information
    Cash paid during the period for:     Interest                           $       90,435   $       62,316
                                                        Income taxes        $        9,635   $       21,560

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

(2)      Concentrations of Credit Risk

Through an acquisition in the third quarter 1996, two of the Company's customers in the asbestos abatement industry came under common ownership, although they both remain separate legal entities. As of March 31, 1997 and December 31, 1996, 9% and 16%, respectively, of the trade accounts receivable before allowances were represented by these two customers. Currently, the Company is working closely with its customers and anticipates payment of the entire balance. Sales to these two companies represented less than 5% for the first quarter of 1997 and less than 4% of total sales for 1996.

(3)      Restructuring

On December 15, 1994, the Company announced a formal plan to discontinue the sorbent manufacturing business of IESI. The Company recorded an estimated loss on disposal of IESI at December 31, 1994 of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the leased facility, the write-down of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease was to expire September 1999.

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

(4)      Stockholders' Equity

The Board of Directors has approved the repurchase of up to 476,500 shares. Through May 9, 1997, the Company has purchased 440,250 shares, including 47,500 shares purchased in 1997.

(5)      Contingencies

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended March 31, 1997 Compared to Three Month Period Ended March 31, 1996.

Results of Operations

Net sales of $8,470,000 for the three months ended March 31, 1997, increased 11% or $812,000 over the same period in 1996 due to the expanded sales force in several locations.

Gross profit of 27% of sales for the three month period ended March 31, 1997, decreased from 28% for the same period in 1996 because of increased competition in certain markets.

Selling, general and administrative expenses of $2,018,000 for the three month period ended March 31, 1997, increased 13% or $227,000 over the same period in 1996. The increase is primarily attributable to higher payroll resulting from increased sales and support personnel. Selling, general and administrative expenses for the first three months of 1997 were 24% of sales, approximately one percent higher than 1996. These expenses are expected to remain in their current range for 1997.

See Note 2 to the consolidated financial statements for a discussion of the special credit.

Interest expense of $99,000 increased 52% from 1996 interest expense of $65,000 because of increased borrowings primarily to fund the growth in accounts receivable and inventory and the asset purchases in the second half of 1996 and the first quarter of 1997. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

Discontinued Operations

See Note 2 to the consolidated financial statements.

Net Results

Net earnings for the three months ended March 31, 1997, of $116,000 or $.06 per share decreased $113,000 from net earnings of $229,000 or $.11 per share for the same period in 1996. The 49% decrease in net earnings is primarily due to higher selling, general and administrative expenses and lower gross profit margins. The special credit and earnings from discontinued operations recorded in 1996 also contributed to the decline in net earnings.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 requires calculation of basic earnings per share and diluted earnings per share which will replace primary earnings per share and fully diluted earnings per share. Although diluted earnings per share is similar to fully diluted earnings per share, basic earnings per share excludes common stock equivalents from its calculation. Statement 128 is effective for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. Management of the Company does not expect the adoption of Statement 128 will have a material impact on the Company's earnings per share calculation.

Liquidity and Capital Resources

Net cash used in operations during the first quarter of 1997 of $405,000 resulted principally from increases in accounts receivable and inventory, partially offset by the net earnings, noncash charges and the increase in accrued expenses and accounts payable. Although cash flow from operations at any given point in 1997 may be negative, the entire year is expected to be break-even. Break-even cash flow from operations is expected because the rate of revenue growth in 1997 is projected to be lower than 1996, but at a level that will not generate significant net cash flows from operations. The Company currently estimates revenue growth of 10 to 15% in 1997.

Cash requirements for non-operating activities during the first three months of 1997 were primarily for the purchase of property and equipment amounting to $91,000 and the repurchase of the Company's common stock totaling $71,000. The property and equipment expenditures for 1997 have consisted primarily of furniture and fixtures and delivery vehicles. Capital expenditures for 1997 are projected to below total 1996 expenditures of $611,000, a significant portion of which was related to the new computer and telecommunications systems.

The Company currently has no plans to expand geographically in 1997; however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened in 1997, the Company would fund the startup expenses through its lines of credit.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 40 percent of eligible inventory or $1,500,000. As of April 30, 1997, there are advances outstanding under this credit facility of $5,048,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $452,000 as of April 30, 1997. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of April 30, 1997 were $170,000. Certain asset purchases during the fourth quarter 1996 and the first quarter 1997 totaling $326,000 were funded through the Company's working capital line of credit. In May 1997, the Company requested the lending institution fund 80 percent of the cost of these purchases from the Company's capital equipment credit facility. At the time of such funding, the capital equipment facility will increase by approximately $260,000 with a corresponding payment on the working capital line of credit. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate plus one-half of one percent.

Management believes, that based on its equity position, the Company's current credit facilities can be expanded during the next twelve months, if necessary, and that these facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

Except for the historical information contained herein, the matters set forth in this Form 10-Q are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel.

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

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits --

              Exhibit 11 - Computation Re Per Share Earnings for the three month periods ended March 31, 1997 and 1996.

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                March 31, 1997 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --
              There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                            ABATIX ENVIRONMENTAL CORP.
                                            (Registrant)




Date:  May 9, 1997                      By: /s/ Frank J. Cinatl, IV
                                            Frank J. Cinatl, IV
                                            Vice President and Chief Financial
                                            Officer of Registrant
                                            (Principal Accounting Officer)