Form 10-Q
period 1997-06-30
ABATIX ENVIRONMENTAL CORP
filed 1997-08-07
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1997

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


Common stock outstanding at August 6, 1997 was 1,905,064 shares.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                June 30,
                                                                                  1997        December 31,
                                   Assets                                     (Unaudited)         1996
                                                                             --------------  --------------
Current assets:
    Cash                                                                     $       3,080   $     310,288
    Trade accounts receivable net of allowance for doubtful accounts of
      $482,109 in 1997 and $376,117 in 1996 (note 2)                             6,770,522       5,295,849
    Inventories                                                                  3,693,304       3,440,557
    Refundable income taxes                                                        285,784         285,784
    Prepaid expenses and other assets                                              259,930         285,791
    Deferred income taxes                                                          148,735         103,723
                                                                             --------------  --------------
      Total current assets                                                      11,161,355       9,721,992

Receivables from officers and employees                                             76,594          76,347
Property and equipment, net                                                        751,159         763,643
Deferred income taxes                                                               96,858          80,168
Other assets                                                                        34,866          35,822
                                                                             --------------  --------------
                                                                             $  12,120,832   $  10,677,972
                                                                             ==============  ==============

                    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank                                                    $   5,164,341   $   4,786,935
    Accounts payable                                                             1,118,492         920,153
    Accrued compensation                                                           149,798         106,090
    Other accrued expenses                                                       1,077,584         406,271
                                                                             --------------  --------------
       Total current liabilities                                                 7,510,215       6,219,449
                                                                             --------------  --------------

Stockholders' equity (note 4):
    Preferred stock - $1 par value, 500,000 shares authorized; none issued               -               -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
      2,381,314 shares in 1997 and 1996                                              2,381           2,381
    Additional paid-in capital                                                   2,407,603       2,407,603
    Retained earnings                                                            3,597,984       3,243,786
    Treasury stock at cost, 471,250 shares in 1997 and 392,750 in 1996          (1,397,351)     (1,195,247)
                                                                             --------------  --------------
       Total stockholders' equity                                                4,610,617       4,458,523
                                                                             --------------  --------------

Contingencies (note 5)
                                                                             --------------  --------------
                                                                             $  12,120,832   $  10,677,972
                                                                             ==============  ==============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended              Six Months Ended
                                                              June 30,                        June 30,
                                                   ------------------------------  ------------------------------
                                                        1997            1996            1997            1996
                                                   --------------  --------------  --------------  --------------
Net sales                                          $   9,395,378   $   9,028,195   $  17,865,250   $  16,685,751
Cost of sales                                         (6,835,970)     (6,548,265)    (12,990,984)    (12,046,464)
                                                   --------------  --------------  --------------  --------------
    Gross profit                                       2,559,408       2,479,930       4,874,266       4,639,287

Selling, general and administrative expenses          (2,062,582)     (2,005,399)     (4,080,142)     (3,796,170)
Special credit (note 3)                                        -               -               -          56,711
                                                   --------------  --------------  --------------  --------------
       Operating profit                                  496,826         474,531         794,124         899,828

Other income (expense):
    Interest expense                                    (110,726)        (89,619)       (209,532)       (154,521)
    Other income, net                                      6,076          11,440           1,003           1,138
                                                   --------------  --------------  --------------  --------------
       Earnings from continuing operations
        before income taxes                              392,176         396,352         585,595         746,445

Income tax expense                                      (153,812)       (124,837)       (231,397)       (267,196)
                                                   --------------  --------------  --------------  --------------
       Earnings from continuing operations               238,364         271,515         354,198         479,249

 Earnings from discontinued operations, net of
    tax expense of $8,348 (note 3)                             -               -               -          21,545
                                                   --------------  --------------  --------------  --------------
       Net earnings                                $     238,364   $     271,515   $     354,198   $     500,794
                                                   ==============  ==============  ==============  ==============

Earnings per common and common equivalent share:

    Earnings from continuing operations            $         .12   $         .13   $         .18   $         .22
    Earnings from discontinued operations                      -               -               -             .01
                                                   --------------  --------------  --------------  --------------
       Net earnings                                $         .12   $         .13   $         .18   $         .23
                                                   ==============  ==============  ==============  ==============

Weighted average common and common equivalent
     shares outstanding                                1,937,587       2,146,203       1,962,048       2,158,379
                                                   ==============  ==============  ==============  ==============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                                 1997            1996
                                                                            --------------  --------------
Cash flows from operating activities:
    Net earnings                                                            $     354,198   $     500,794
    Adjustments to reconcile net earnings to net cash used in operating activities:
       Depreciation and amortization                                              195,110         192,223
       Deferred income taxes                                                      (61,702)         20,668
       Loss (gain) on disposal of assets                                            1,194          (2,865)
       Changes in assets and liabilities:
          Receivables                                                          (1,474,673)     (1,907,090)
          Inventories                                                            (252,747)     (1,079,130)
          Prepaid expenses and other                                               25,861           9,365
          Net liability of discontinued operations (note 3)                             -         (56,813)
          Accounts payable                                                        198,339         433,972
          Accrued expenses                                                        715,021        (191,413)
                                                                            --------------  --------------
       Net cash used in operating activities                                     (299,399)     (2,080,289)
                                                                            --------------  --------------

Cash flows from investing activities:
    Purchase of property and equipment                                           (195,526)       (266,682)
    Proceeds from sale of property and equipment                                   11,706          25,883
    Advances to officers and employees                                            (13,720)        (24,474)
    Collection of advances to officers and employees                               13,473          26,193
    Other assets                                                                      956          11,225
                                                                            --------------  --------------
       Net cash used in investing activities                                     (183,111)       (227,855)
                                                                            --------------  --------------

Cash flows from financing activities:
    Exercise of stock options                                                           -          36,251
    Purchase of treasury stock (note 4)                                          (202,104)       (310,020)
    Net borrowings on notes payable to bank                                       377,406       2,205,667
                                                                            --------------  --------------
 Net cash provided by financing activities                                        175,302       1,931,898
                                                                            --------------  --------------

Net decrease in cash                                                             (307,208)       (376,246)
Cash at beginning of period                                                       310,288         415,867
                                                                            --------------  --------------
Cash at end of period                                                       $       3,080   $      39,621
                                                                            ==============  ==============

Supplemental disclosure information
    Cash paid during the period for:     Interest                           $     199,545   $     154,521
                                         Income taxes                       $     347,045   $     387,000

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

(2)      CONCENTRATIONS OF CREDIT RISK

Through an acquisition in the third quarter 1996, two of the Company's customers in the asbestos abatement industry came under common ownership, although they both remain separate legal entities. As of June 30, 1997 and December 31, 1996, 10% and 16%, respectively, of the trade accounts receivable before allowances were represented by these two customers. One of these accounts is not current, therefore, the Company is negotiating a formal payment plan. The Company anticipates payment of the entire balance. Sales to these two companies represents 3% for the first six months of 1997 and 4% of total sales for 1996.

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

(4)      STOCKHOLDERS' EQUITY

The Board of Directors approved the repurchase of up to 476,500 shares. Through August 6, 1997, the Company has purchased 476,250 shares, including 83,500 shares purchased in 1997.

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1996.

RESULTS OF OPERATIONS

Net sales of $9,395,000 for the three months ended June 30, 1997, increased 4% or $367,000 over the same period in 1996 due to the expanding market share in several locations.

Gross profit of 27% of sales for the three month period ended June 30, 1997, was equal to 1996.

Selling, general and administrative expenses of $2,063,000 for the three month period ended June 30, 1997, increased 3% or $57,000 over the same period in 1996. The increase is primarily attributable to higher payroll resulting from increased sales and support personnel. Selling, general and administrative expenses for both the second quarter of 1997 and 1996 were 22% of sales.

Interest expense of $111,000 increased 24% from 1996 interest expense of $90,000 because of increased borrowings primarily to fund the growth in accounts receivable and inventory, the asset purchases in the second half of 1996 and the first half of 1997, and the purchases of treasury stock. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

NET RESULTS

Net earnings for the three months ended June 30, 1997, of $238,000 or $.12 per share decreased $33,000 from net earnings of $272,000 or $.13 per share for the same period in 1996. The 12% decrease in net earnings primarily resulted from a lower effective tax rate in 1996. This lower effective tax rate resulted from the reconciliation of the 1995 tax return to the 1995 year-end tax accrual. The higher interest expense and selling, general and administrative expenses were offset by gross profit generated from higher sales.

SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1996.

RESULTS OF OPERATIONS

Net sales of $17,865,000 for the six months ended June 30, 1997, increased 7% or $1,179,000 over the same period in 1996 due to the expanding market share in several locations.

Gross profit of 27% of sales for the six month period ended June 30, 1997, decreased from 28% for the same period in 1996 due to increased competition from low-priced competitors.

Selling, general and administrative expenses of $4,080,000 for the six month period ended June 30, 1997, increased 7% or $284,000 over the same period in 1996. The increase is primarily attributable to higher payroll resulting from increased sales and support personnel. Selling, general and administrative expenses for both the first six months of 1997 and 1996 were 23% of sales. These expenses are expected to remain in their current range for 1997.

See Note 2 to the consolidated financial statements for a discussion of the special credit.

Interest expense of $210,000 increased 36% from 1996 interest expense of $155,000 because of increased borrowings primarily to fund the growth in accounts receivable and inventory, the asset purchases in the second half of 1996 and the first half of 1997, and the purchases of treasury stock. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

DISCONTINUED OPERATIONS

See Note 2 to the consolidated financial statements.

NET RESULTS

Net earnings for the six months ended June 30, 1997, of $354,000 or $.18 per share decreased $147,000 from net earnings of $501,000 or $.23 per share for the same period in 1996. The 29% decrease in net earnings resulted from the higher selling, general and administrative and interest expenses and the lower gross profit percentage, partially offset by the effects of higher revenues. The special credit and earnings from discontinued operations recorded in 1996 also contributed to the decline in net earnings.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 requires calculation of basic earnings per share and diluted earnings per share which will replace primary earnings per share and fully diluted earnings per share. Although diluted earnings per share is similar to fully diluted earnings per share, basic earnings per share excludes common stock equivalents from its calculation. Statement 128 is effective for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. Management of the Company does not expect the adoption of Statement 128 will have a material impact on the Company's earnings per share calculation.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements since there are currently no items of comprehensive income that are not currently reported in its Consolidated Statement of Operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for periods beginning after December 15, 1997. Management of the Company is currently reviewing the applicability of Statement 131, but does not believe it will have a material impact on its disclosures.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first six months of 1997 of $299,000 resulted principally from increases in accounts receivable and inventory, partially offset by the net earnings and the increase in accrued expenses. Although cash flow from operations at any given point in 1997 may be negative, the entire year is expected to be break-even. Break-even cash flow from operations is expected because the rate of revenue growth in 1997 is projected to be lower than 1996, but at a level that will not generate significant net cash flows from operations. The Company currently estimates revenue growth of 7 to 12% in 1997.

The Company's low cash balance at June 30, 1997, reflects its commitment to minimize interest charges. Due to the nature of The Company's banking relationship, funds are available through the working capital line of credit to meet daily working capital requirements.

Cash requirements for non-operating activities during the first six months of 1997 were primarily for the purchase of property and equipment amounting to $196,000 and the repurchase of the Company's common stock totaling $202,000. The property and equipment expenditures for 1997 have consisted primarily of computer equipment and delivery vehicles. Capital expenditures for 1997 are projected to be below total 1996 expenditures of $611,000, a significant portion of which was related to the new computer and telecommunications systems.

The Company currently has no plans to expand geographically in 1997; however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened in 1997, the Company would fund the startup expenses through its lines of credit.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 40 percent of eligible inventory or $1,500,000. As of August 6, 1997, there are advances outstanding under this credit facility of $4,962,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $538,000 as of August 6, 1997. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of August 6, 1997 were $188,000. Certain asset purchases during the fourth quarter 1996 and the first quarter 1997 totaling $326,000 were funded through the Company's working capital line of credit. The Company expects the lending institution to fund 80 percent of the cost of these purchases from the Company's capital equipment credit facility in August 1997. At the time of such funding, the capital equipment facility will increase by approximately $260,000 with a corresponding reduction on the working capital line of credit. Both credit facilities are payable on demand and bear a variable rate of interest. During June 1997, the Company negotiated a reduction in the interest rate to prime rate plus one-quarter of one percent. Although the working capital line of credit is immediately impacted by the lower interest rate, only future borrowings on the capital equipment credit facility will be at the lower rate.

Management believes, that based on its equity position, the Company's current credit facilities can be expanded during the next twelve months, if necessary, and that these facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

Except for the historical information contained herein, the matters set forth in this Form 10-Q are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. LEGAL PROCEEDINGS --

See Note 5 to the consolidated financial statements for a discussion of legal proceedings.

Item 2. CHANGES IN SECURITIES -- None

Item 3. DEFAULTS UPON SENIOR SECURITIES -- None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

Item 5. OTHER INFORMATION -- None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits --

              Exhibit 11 - Computation  Re Per Share  Earnings for the three and six month periods ended June 30, 1997 and 1996.

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                June 30, 1997 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --
              There were no reports on Form 8-K filed for the three months ended
                June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                         ABATIX ENVIRONMENTAL CORP.
                                         (Registrant)




Date: August  6, 1997                    By: /s/ Frank J. Cinatl, IV
      ---------------                        -----------------------
                                             Frank J. Cinatl, IV
                                             Vice President and Chief Financial
                                             Officer of Registrant
                                             (Principal Accounting Officer)