Form 10-Q
period 1997-09-30
ABATIX ENVIRONMENTAL CORP
filed 1997-10-30
CIK 845779

Conformed

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1997

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


Common stock outstanding at October 30, 1997 was 1,905,064 shares.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                               September 30,
                                                                                   1997
                                   ASSETS                                      (Unaudited)      December 31, 1996
                                                                             -----------------  -------------------
Current assets:
    Cash                                                                     $        95,597    $       310,288
    Trade accounts receivable net of allowance for doubtful accounts of
      $474,050 and $376,117 in 1996 (note 2)                                       5,502,363          5,295,849
    Inventories                                                                    3,461,280          3,440,557
    Refundable income taxes                                                                -            285,784
    Prepaid expenses and other current assets                                        251,681            285,791
    Deferred income taxes                                                            149,965            103,723
                                                                             -----------------  -------------------
      Total current assets                                                         9,460,886          9,721,992

Receivables from officers and employees                                               73,984             76,347
Property and equipment, net                                                          691,364            763,643
Deferred income taxes                                                                107,737             80,168
Other assets                                                                          32,886             35,822
                                                                             -----------------  -------------------
                                                                             $    10,366,857    $    10,677,972
                                                                             =================  ===================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to bank                                                    $     3,353,685    $     4,786,935
    Accounts payable                                                               1,008,445            920,153
    Accrued compensation                                                             132,413            106,090
    Other accrued expenses and current liabilities                                 1,040,239            406,271
                                                                             -----------------  -------------------
       Total current liabilities                                                   5,534,782          6,219,449
                                                                             -----------------  -------------------

Stockholders' equity (note 4):
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                 -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,381,314 shares in 1997 and 1996                                               2,381              2,381
    Additional paid-in capital                                                     2,407,603          2,407,603
    Retained earnings                                                              3,830,228          3,243,786
    Less cost of 476,250 common shares in treasury in 1997 and 392,750
       common shares in treasury in 1996                                          (1,408,137)        (1,195,247)
                                                                             -----------------  -------------------
       Total stockholders' equity                                                  4,832,075          4,458,523
                                                                             -----------------  -------------------

Commitments and contingencies (note 5)
                                                                             -----------------  -------------------
                                                                             $    10,366,857    $    10,677,972
                                                                             =================  ===================

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended                     Nine Months Ended
                                                              September 30,                          September 30,
                                                   -------------------------------------  --------------------------------------
                                                         1997               1996                1997                1996
                                                   -----------------   -----------------  ------------------  ------------------
Net sales                                          $     9,201,579     $     8,517,896    $    27,066,829     $    25,203,647
Cost of sales                                            6,689,819           6,111,665         19,680,803          18,158,129
                                                   -----------------   -----------------  ------------------  ------------------
    Gross profit                                         2,511,760           2,406,231          7,386,026           7,045,518

Selling, general and administrative expenses            (2,061,627)         (1,919,057)        (6,141,769)         (5,715,227)
Special credit (note 3)                                          -                   -                  -              56,711
                                                   -----------------   -----------------  ------------------  ------------------
       Operating profit                                    450,133             487,174          1,244,257           1,387,002

Other income (expense):
    Interest expense                                      (101,995)           (110,508)          (311,527)           (265,029)
    Other, net                                              24,778              (4,164)            25,781              (3,026)
                                                   -----------------   -----------------  ------------------  ------------------
       Earnings from continuing operations
        before income taxes                                372,916             372,502            958,511           1,118,947

Income tax expense                                         140,672             148,127            372,069             415,323
                                                   -----------------   -----------------  ------------------  ------------------
       Earnings from continuing operations                 232,244             224,375            586,442             703,624

 Earnings from discontinued operations, net of
    tax expense of $8,348 (note 3)                               -                                      -              21,545
                                                   -----------------   -----------------  ------------------  ------------------
       Net earnings                                $       232,244     $       224,375    $       586,442     $       725,169
                                                   =================   =================  ==================  ==================

Earnings per common and common equivalent share:
    Earnings from continuing operations            $          .12      $          .11     $           .30     $           .33
    Earnings from discontinued operations                       -                   -                   -                 .01
                                                   -----------------   -----------------  ------------------  ------------------
       Net earnings                                $          .12      $          .11     $           .30     $           .34
                                                   =================   =================  ==================  ==================

Weighted average common and common equivalent
     shares outstanding                                  1,906,064           2,097,614          1,943,387           2,136,048
                                                   =================   =================  ==================  ==================

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                            -------------------------------------
                                                                                  1997                1996
                                                                            ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                            $       586,442     $       725,169
    Adjustments to reconcile net earnings to net cash provided by (used
       in) operating activities:
       Depreciation and amortization                                                286,644             281,767
       Deferred income taxes                                                        (73,811)              6,870
       Loss on disposal of assets                                                     5,091              15,805
       Changes in assets and liabilities:
          Receivables                                                              (206,514)         (1,735,560)
          Inventories                                                               (20,723)           (889,500)
          Refundable income taxes                                                   285,784                   -
          Prepaid expenses and other                                                 34,110             (23,644)
          Net asset/liability of discontinued operations (note 3)                         -             (56,813)
          Accounts payable                                                           88,292             140,138
          Other accrued expenses and current liabilities                            660,291             (45,360)
                                                                            ------------------  -----------------
Net cash provided by (used in) operating activities                               1,645,606          (1,581,128)
                                                                            ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                             (241,863)           (402,143)
    Proceeds from sale of property and equipment                                     22,407              41,206
    Advances to officers and employees                                              (20,581)            (42,735)
    Collection of advances to officers and employees                                 22,944              35,920
    Other assets                                                                      2,936              (5,200)
                                                                            ------------------  -----------------
Net cash used in investing activities                                              (214,157)           (372,952)
                                                                            ------------------  -----------------

Cash flows from financing activities:
    Exercise of stock options                                                             -              42,500
    Purchase of treasury stock (note 4)                                            (212,890)           (485,173)
    Net borrowings on notes payable to bank                                      (1,433,250)          2,187,038
                                                                            ------------------  -----------------
Net cash (used in) provided by financing activities                              (1,646,140)          1,744,365
                                                                            ------------------  -----------------

Net decrease in cash                                                               (214,691)           (209,715)
Cash at beginning of period                                                         310,288             415,867
                                                                            ------------------  -----------------
 Cash at end of period                                                      $        95,597     $       206,152
                                                                            ==================  =================

SUPPLEMENTAL DISCLOSURE INFORMATION
    Cash paid during the period for:        Interest                        $       310,159     $       245,171
                                            Income taxes                    $       538,615     $       517,531

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

(2)      Concentration of Credit Risk

Through an acquisition in the third quarter 1996, two of the Company's customers in the asbestos abatement industry came under common ownership, although they both remain separate legal entities. As of December 31, 1996, 16% of the trade accounts receivable before allowances were represented by these two customers. During the third quarter 1997, these customers paid their accounts current. As of September 30, 1997, these two customers represent less than 1% of the trade accounts receivable before allowances. Sales to these two companies were negligible in the third quarter 1997 and represented 2% of total sales for the first nine months of 1997. Sales to these two companies represents 8% of total sales for the third quarter 1996 and 3% of total sales for the first nine months of 1996.

(3)      Restructuring

On December 15, 1994, the Company announced a formal plan to discontinue the sorbent manufacturing business of IESI. The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation and the Company reversed the remaining reserves resulting in the special credit and the earnings from discontinued operations.

(4)      Stockholders' Equity

The Board of Directors has approved the repurchase of up to 476,500 shares. Through October 30, 1997, the Company has purchased 476,250 shares, including 83,500 shares purchased in 1997.

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

RESULTS OF OPERATIONS

Net sales of $9,202,000 for the three months ended September 30, 1997, increased 8% or $684,000 over the same period in 1996 due to increased volume and an expanded customer base.

Gross profit of 27% of sales for the three month period ended September 30, 1997, decreased from 28% for the same period in 1996 because of increased competition in certain markets.

Selling, general and administrative expenses of $2,062,000 for the three month period ended September 30, 1997, increased 7% or $143,000 over the same period in 1996. The increase is primarily attributable to higher payroll resulting from increased sales and support personnel. Selling, general and administrative expenses for the third quarter of 1997 were 22% of sales approximately one percent lower than third quarter 1996.

Interest expense of $102,000 decreased 8% from 1996 interest expense of $111,000 as higher collections and lower inventory levels reduced the Company's lines of credit. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

NET RESULTS

Net earnings for the three months ended September 30, 1997 of $232,000 or $.12 per share increased $8,000 from net earnings of $224,000 or $.11 per share for the same period in 1996. The increase in net earnings is primarily due to higher sales volume and other income and lower interest expense, partially offset by lower selling prices. Other income increased due to interest income related to the collection of a past due receivable.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

RESULTS OF CONTINUING OPERATIONS

Net sales of $27,067,000 for the nine months ended September 30, 1997, increased 7% or $1,863,000 over the same period in 1996 due to market share expansion in several locations.

Gross profit of 27% of sales for the nine month period ended September 30, 1997, decreased from gross profit of 28% of sales for the same period in 1996. This decline is due to increased competition from low-priced competitors.

Selling, general and administrative expenses of $6,142,000 for the nine month period ended September 30, 1997, increased 7% or $427,000 over the same period in 1996. The increase is primarily attributable to higher payroll resulting from increased sales and support personnel. Selling, general and administrative expenses for both the first nine months of 1997 and 1996 were 23% of sales. These expenses are expected to remain in their current range for 1997.

See Note 3 to the consolidated financial statements for a discussion of the special credit.

Interest expense of $312,000 was 18% higher than 1996 interest expense because of an increased level of borrowings primarily to fund the accounts receivable growth during the first six months of 1997. Trade accounts receivable has decreased 19% since June 30, 1997. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

DISCONTINUED OPERATIONS

See Note 3 to the consolidated financial statements.

NET RESULTS

Net earnings for the nine months ended September 30, 1997 of $586,000 or $.30 per share decreased $139,000 from net earnings of $725,000 or $.34 per share for the same period in 1996. The 19% decrease in net earnings resulted from lower selling prices and higher interest expense, partially offset by higher sales volume and other income. Other income increased due to interest income related to the collection of a past due receivable. The special credit and earnings from discontinued operations recorded in 1996 also contributed to the decline in net earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the first nine months of 1997 of $1,646,000 resulted principally from the increase in accrued expenses, the net earnings and noncash charge for the depreciation and amortization and the income tax refund, partially offset by the growth in accounts receivable.

Cash requirements for non-operating activities during the first nine months of 1997 were for the purchase of property and equipment amounting to $242,000 and the repurchase of the Company's common stock totaling $213,000. The property and equipment expenditures for 1997 have consisted primarily of computer equipment and delivery vehicles. Capital expenditures for 1997 are projected to be below total 1996 expenditures of $611,000, a significant portion of which was related to the new computer and telecommunications systems.

The Company currently has no plans to expand geographically; however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened, the Company would fund the startup expenses through its lines of credit.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 40 percent of eligible inventory or $1,500,000. As of October 29, 1997, there are advances outstanding under this credit facility of $2,312,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,188,000 as of October 29, 1997. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost of purchases. The advances outstanding under this credit facility as of October 29, 1997 were $488,000. Both credit facilities are payable on demand and bear a variable rate of interest. During June 1997, the Company negotiated a reduction in the interest rate to prime rate plus one-quarter of one percent. Although the working capital line of credit is immediately impacted by the lower interest rate, only future borrowings on the capital equipment facility will be at the lower rate.

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. LEGAL PROCEEDINGS --

        See Note 5 to consolidated financial statements for a discussion of legal proceedings.

Item 2. CHANGES IN SECURITIES -- None

Item 3. DEFAULTS UPON SENIOR SECURITIES -- None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

Item 5. OTHER INFORMATION -- None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits --

              Exhibit 11 - Computation  Re Per Share  Earnings for the three and nine month periods ended September 30, 1997 and 1996.

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                September 30, 1997 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --

              There were no reports on Form 8-K filed for the three months ended
                September 30, 1997.

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




Date: October 30, 1997            By: /s/ Frank J. Cinatl, IV
      ------------------              -----------------------
                                      Frank J. Cinatl, IV
                                      Vice President and Chief Financial
                                      Officer of Registrant
                                      (Principal Accounting Officer)