Form 10-K
period 1997-12-31
ABATIX ENVIRONMENTAL CORP
filed 1998-03-25
CIK 845779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997    Commission File Number - 1-10184

                           ABATIX ENVIRONMENTAL CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                             75-1908110
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                            Identification number)

8311 Eastpoint Drive, Suite 400, Dallas, Texas                   75227
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (214) 381-1146

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

1,937,564 shares of common stock, $.001 par value, were issued and outstanding on March 23, 1998.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on March 23, 1998 (an aggregate of 922,764 shares out of a total of 1,937,564 shares outstanding at that time) was $3,229,674 computed by reference to the closing bid price of $3 1/2 on March 23, 1998.

Portions of the Registrant's proxy statement for its 1998 annual meeting of stockholders are incorporated into Part III, herein, by this reference thereto.

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

In February 1990, the Company expanded its Hayward location and opened its Houston, Texas office/warehouse location. In August 1991, the Company opened its Santa Fe Springs, California office/warehouse location and, in April 1992, the Nederland, Texas location was converted to a warehouse location and was later combined with the Houston, Texas location. In August 1992, sales and administrative staff were added to the Santa Fe Springs facility to initiate distribution services to the construction tools supply industry.

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

(c)      NARRATIVE DESCRIPTION OF BUSINESS

ASBESTOS ABATEMENT INDUSTRY BACKGROUND

Between 1900 and the early 1970's, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries. It is estimated that in the United States, approximately 20 percent of all buildings, excluding residences and schools, contain friable asbestos-containing materials that are brittle, readily crumble and are
susceptible  to  the  release  of  asbestos  dust.   Various  diseases  such  as
asbestosis, lung cancer and mesothelioma, linked to the exposure to airborne asbestos, and the presence of asbestos in insulation, service applications and finishing materials have given rise to the concern about exposure to asbestos. Public awareness of the health hazards posed by asbestos has increased as the results of continuing medical studies have become widely known. Business and other publications and studies have listed asbestos abatement as one of America's critical problems, and legislation previously introduced to the U.S. Congress refers to asbestos as "one of the most dangerous substances known to science." A study performed in the 1980's, predicted that as many as 225,000 Americans will die of asbestos related ailments before the year 2000 and that there are currently 65,000 known cases of asbestosis. Litigation involving claimants exposed to asbestos has forced several firms to seek the protection of the bankruptcy courts, and the volume of pending claims has inundated state and Federal courts throughout the country, thus prompting many commentators to propose legislative solutions.

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

LEAD ABATEMENT INDUSTRY BACKGROUND

The hazards of lead-based paint have been known for many years; however, the federal and state regulations requiring identification, disclosure and cleanup have been minimal. In early 1996, the EPA and the Department of Housing and Urban Development unveiled rules regarding lead-based paint in the residential markets. These rules give home buyers the right to test for lead-based paint before any contracts are signed. In addition, although a landlord or home seller is not required to test for lead-based paint, the rules do require disclosure of a known lead hazard.

Many asbestos abatement contractors added lead abatement to their range of services in an attempt to enter a market considered to be in its infancy. The asbestos abatement contractors bring equipment, a trained labor force, and experience working in a regulatory environment to the lead abatement industry. Although the Company does not anticipate these rules to result in an increase of lead abatement projects, management is encouraged by these rules and their opportunities. Such rules could create a long-term positive impact on the Company through expenditures for equipment and supplies to ensure the safe and proper removal and disposal of lead paint.

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

GEOGRAPHIC DISTRIBUTION OF BUSINESS

The Company distributes over 9,000 personal protection, safety, hazardous waste remediation and construction tool products to over 4,000 customers primarily located in the Southwest, Midwest and Pacific Coast. Approximately 53 percent of its products are sold to asbestos and lead abatement contractors, 25 percent to the industrial safety market, 11 percent to construction related firms and 11 percent to other firms, including hazardous material contractors. The Company believes a majority of its sales for the foreseeable future will continue to be made to asbestos and lead abatement contractors, project organizers and managers. At present, the Company estimates its share of the asbestos abatement supply market to be approximately 15 to 20 percent in the geographic markets served by the Company. The Company considers its relationship with its customers to be excellent.

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

The Company  maintains  sales,  distribution  and warehouse  centers in Santa Fe
Springs and Hayward, California, in Dallas and Houston, Texas, in Phoenix, Arizona, in Las Vegas, Nevada, in Denver, Colorado, and in Kent, Washington.

EQUIPMENT AND SUPPLIES

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns, customer inquiries and industry experiences. The Company maintains an inventory of disposable products and commodities as well as low cost equipment items. Approximately 85 percent of the Company's sales for 1997 and 1996 are of disposable items and commodity products which are sold to customers at prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company currently does not manufacture or lease any products and does not perform any repairs thereon. The Company distributes on a limited basis, disposable items under its own private label.

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

INFLATION

The inflation rate for the U.S. economy has averaged approximately 3 percent annually over the past several years, with the 1997 inflation rate below 2 percent. The 1998 inflation rate is projected to be in the 2 to 3 percent range. The Company believes inflation has not been a substantial concern nor will inflation have a material impact to the Company's operations or profitability in the near term, if inflation remains stable. The Company anticipates it would be able to pass along increases in product costs to its customers in the form of higher selling prices, thereby having no effect on product margins.

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

SEASONALITY

Historically, the asbestos abatement services and supply business has been seasonal as a result of the substantial number of abatement contracts performed in educational facilities during the summer months or during other vacation periods. The Company believes the non-educational or private sector, which includes the industrial, commercial and residential markets, is an area of potential growth, and that seasonality is not a major characteristic of these markets. In addition to the private sector asbestos business, the Company's expansion of the hazardous material remediation, industrial safety and construction tools supply markets have mitigated any seasonal impacts of government asbestos projects.

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

As of February 28, 1998, the Company employed a total of 78 full time employees including 3 executive officers, 8 managers, 40 administrative and marketing personnel and 27 clerical and warehouse personnel. The Company believes relations with its employees are excellent.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's headquarters are located in Dallas, Texas and occupy approximately 3,200 square feet of leased general office space in conjunction with the Dallas branch. This lease expires in July 1999. The eight distribution facilities lease a total of 105,145 square feet of general office and warehouse space. These facilities range in size from 6,875 square feet to 24,000 with leases expiring between January 1999 and March 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company was also named as a third party defendant in a wrongful death/product liability lawsuit filed in the District Court of the State of Texas for the County of Bexar (MARIBEL FLORES VS. OLMOS ENVIRONMENTAL SERVICES, INC., NUTEC INDUSTRIAL CHEMICAL, INC. AND WALTER J. LYSSY, Case No.
96-CI-12845). In early 1998, this lawsuit was settled within its insurance policy limits. In addition to the accident that resulted in death, three other people were severely burned. A settlement was reached with these burn victims in early 1998, prior to any lawsuit being filed. This settlement was also within the Company's insurance policy limits.

The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (PLACIDO ALVAREZ VS. ABATIX ENVIRONMENTAL CORP., ET AL, Case No. BC133537). The Company is currently receiving indemnification under the manufacturer's insurance and legal representation at the cost of the manufacturer. At this time, the Company does not anticipate any material impact on its financial position or results of operations as a result of this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "ABIX". The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                         Common Stock
                                          Bid Price
                                 -----------------------------
         1996                       High              Low
------------------------         ------------      -----------
     First Quarter            $     4 1/2       $      3
    Second Quarter                    5              3 5/8
     Third Quarter                    5              2 7/8
    Fourth Quarter                  4 1/8            2 7/8

         1997
------------------------
     First Quarter            $     3 3/8       $    2 1/2
    Second Quarter                 3 15/16           2 3/16
     Third Quarter                  3 3/8              2
    Fourth Quarter                 3 7/16            2 1/2


On March 24, 1998, the closing bid price for the common stock was $3 1/2.

(b) As of March 24, 1998, the approximate number of holders of record of the Company's common stock was 700.

(c) The Company has never paid cash dividends on its common stock. The Company presently intends to retain any future earnings to finance the expansion of its business or repay borrowings on its lines of credit and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial conditions and other relevant factors. Although the Company's notes payable to bank do not restrict the payment of dividends, they required the Company to have a minimum net worth at December 31, 1997. The notes payable to bank also required the Company to have specified quarterly net income levels through 1997.

(d) Since November 1994, the Board of Directors authorized management to purchase 476,500 shares of the Company's common stock. As of December 31, 1997, the Company has purchased 476,250 shares.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors' report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

                                                                   Year Ended December 31,
                                           ------------------------------------------------------------------------
                                              1997            1996           1995           1994           1993
                                           -----------     -----------    -----------    -----------     ----------
Selected Operating Results:
   Net sales                               $   34,955      $   33,067     $   27,632     $  25,982       $  19,085
   Gross profit                            $    9,651      $    9,202     $    7,977     $   7,164       $   5,354

   Earnings from continuing operations
                                           $      841      $      734     $      813     $     580       $     283
   Earnings (loss) from discontinued
     operations, net of income taxes                -              22              -          (363)           (144)
   Cumulative effect of change in
     accounting principle                           -               -              -             -              20
                                           -----------     -----------    -----------    -----------     ----------
   Net earnings                            $      841      $      756     $      813     $      217      $     159
                                           ===========     ===========    ===========    ===========     ==========

Basic earnings (loss) per common share:
   Earnings from continuing operations     $      .43      $      .35     $      .37     $      .25      $     .13
   Earnings (loss) from discontinued
     operations                                     -             .01              -           (.16)          (.07)
   Cumulative effect of change in
     accounting principle                           -               -              -              -            .01
                                           -----------     -----------    -----------    -----------     ----------
   Net earnings                            $      .43      $      .36     $      .37     $      .09      $     .07
                                           ===========     ===========    ===========    ===========     ==========

Diluted earnings (loss) per common share:
   Earnings from continuing operations     $      .43      $      .35     $      .36     $      .25      $     .12
   Earnings (loss) from discontinued
     operations                                     -             .01              -           (.16)          (.06)
   Cumulative effect of change in
     accounting principle                           -               -              -              -            .01
                                           -----------     -----------    -----------    -----------     ----------
   Net earnings                            $      .43      $      .36     $      .36     $      .09      $     .07
                                           ===========     ===========    ===========    ===========     ==========

Weighted average shares outstanding:
     Basic                                    1,934           2,076          2,207          2,311           2,205
                                           ===========     ===========    ===========    ===========     ==========
     Diluted                                  1,934           2,111          2,238          2,330           2,304
                                           ===========     ===========    ===========    ===========     ==========

                                                                     As of December 31,
                                           ------------------------------------------------------------------------
                                              1997            1996           1995           1994           1993
                                           -----------     -----------    -----------    -----------     ----------
Selected Balance Sheet Data:
   Current assets                          $    9,003      $    9,722     $    8,230     $    7,426      $    6,605
   Current liabilities                          4,676           6,219          4,659          4,208           3,669
   Total assets                                 9,854          10,678          8,977          8,184           7,341
   Total liabilities                            4,676           6,219          4,659          4,283           3,724
   Retained earnings                            4,085           3,244          2,488          1,674           1,457
   Stockholders' equity                         5,178           4,459          4,318          3,901           3,618

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

RESULTS OF CONTINUING OPERATIONS

Net sales from continuing operations for the year ended December 31, 1997 increased 6 percent to $34,955,000 from $33,067,000 in 1996 due to efforts to further expand and diversify the customer base. The increase is also a result of the general economic recovery in the geographic regions serviced by the Company's facilities. The improved economic conditions, if maintained, should provide the ability for the Company to grow its revenues in 1998. These efforts also provide the groundwork for broadening the Company's revenues among its different markets, thereby decreasing its dependence on any one of its markets.

Industry-wide sales of asbestos abatement products are expected to remain relatively flat for the foreseeable future. The Company believes the current U.S. economy expansion will positively impact its operations. However, the asbestos abatement industry will likely diminish over time as asbestos containing materials, last used in construction during 1977-1980, are removed from schools, office buildings, homes and factories. A 1992 estimate by an industry analyst predicted that as much as $80 billion may be spent nationwide over a 20 year period for asbestos removal, of which the Company estimates $8 billion relates to abatement supplies. Approximately $2 billion in abatement supplies is estimated to be spent during this 20 year period in the geographic areas served by the Company's eight distribution centers. At this potential rate of expenditure, and at a presently estimated 15 to 20 percent market share of the asbestos abatement markets served by the Company, the current and intermediate term effects of the diminishing market are not expected to have a material adverse impact on the Company.

Sales to the hazardous materials remediation, industrial safety and construction tools supply markets are increasing both in absolute amounts and as a percentage of revenues to the Company. The Company plans to expand its customer base in these areas through internal growth and additional salespeople and expects these revenues to increase at a faster rate than the asbestos abatement revenues.

Gross profit in 1997 of $9,651,000 increased 5 percent from gross profit in 1996 of $9,202,000 due to increased volume. As expected, margins varied somewhat from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, were 28 percent for 1997 and 1996. Overall margins are expected to remain at their current levels in 1998. However, as experienced in 1996, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for 1997 of $7,953,000 increased 3 percent over 1996 expenses of $7,708,000. The increase was attributable primarily to higher employment costs as a result of additional marketing and support personnel. Selling, general and administrative expenses were 23 percent of sales for both 1997 and 1996. These expenses are expected to remain in their current range for 1998.

In March 1996, the Company's lease obligation for its closed Corpus Christi branch was terminated. This lease termination enabled the Company to reverse all remaining reserves, resulting in the 1996 special credit.

Other expense, net, of $365,000 in 1997 increased 2 percent over 1996 expense of $356,000. This increase is primarily due to increased interest expense resulting from higher borrowings on the Company's working capital line of credit to fund the growth in inventory and the growth in receivables during the first nine months of the year. Since the Company's lines of credit are tied to the prime rate, any increases in the prime rate would negatively affect the Company's earnings.

See note 5 to the consolidated financial statements for a description of income taxes.

The Company's credit policies remain stringent, and amounts written off are below industry experience. Days of sales in net accounts receivable were unchanged from 1996 to 1997. The Company believes the reserve for doubtful accounts is adequate.

RESULTS OF DISCONTINUED OPERATIONS

The Company realized earnings of $22,000 or $.01 per share from discontinued operations in 1996, resulting from the termination of the lease obligation.

NET RESULTS

Net earnings in 1997 of $841,000 or $.43 per share increased $85,000 from net earnings of $756,000 or $.36 per share in 1996. The 11 percent increase in net earnings is primarily due to increased volume, partially offset by higher general and administrative expenses. In addition, the 1996 net earnings included a special credit and income from discontinued operations.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

RESULTS OF CONTINUING OPERATIONS

Net sales from continuing operations for the year ended December 31, 1996 increased 20 percent to $33,067,000 from $27,632,000 in 1995 due to efforts to further expand and diversify the customer base. The increase is also a result of the general economic recovery in the geographic regions serviced by the Company's facilities. In addition, 1996 included a full year of operation for the Company's Las Vegas facility.

Gross profit in 1996 of $9,202,000 increased 15 percent from gross profit in 1995 of $7,977,000 due to increased revenues. As expected, margins varied somewhat from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, decreased to 28 percent for 1996 compared to 29 percent for 1995, primarily as a result of pressure from low-price competition.

Selling, general and administrative expenses for 1996 of $7,708,000 increased 22 percent over 1995 expenses of $6,342,000. The increase was attributable primarily to the higher employment costs as a result of additional marketing and support personnel and a full year of operations in Las Vegas. Selling, general and administrative expenses were 23 percent of sales for both 1996 and 1995.

In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease was to expire in September 1999. The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option enabling the Company to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation and enabled the Company to reverse all remaining reserves resulting in the 1996 special credit.

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

The Company's credit policies remain stringent, and amounts written off are below industry experience. Days of sales in net accounts receivable increased one day from 1995 to 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, offset by increased accounts payable and accrued expenses, associated with significant increases in sales volume and/or the addition of new locations. Net cash provided by operations during 1997 of $2,133,000 resulted principally from the net earnings, the decrease in accounts receivable, the non-cash charge to earnings for depreciation and amortization and the receipt of the income tax receivable.

Cash requirements for non-operating activities during 1997 resulted primarily from the working capital line of credit payments, the purchases of property and equipment amounting to $286,000 and the repurchase of the Company's common stock totaling $213,000. The working capital line of credit payments occurred as a result of significant collections of accounts receivable in the second half of 1997. The equipment purchases in 1997 were primarily delivery vehicles, office furniture and computer equipment. The Company repurchased its common stock because of the Board of Directors' belief that it was undervalued in the marketplace. The repurchase of common stock and purchases of property and equipment were funded by borrowings on the Company's lines of credit.

Cash flow from operations for the entire year of 1998 is expected to be break-even, although at any given point, it may be negative. Break-even cash flow from operations is expected because the rate of revenue growth in 1998 is projected to be higher than 1997, but at a level that will not require significant net cash flows from operations.

Capital expenditures for 1998 are expected to approximate those in 1997. The Company currently has no plans to expand geographically in 1998, however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were to be opened in 1998, the Company would fund the startup expenses through its lines of credit.

The Company is reviewing its business for potential Year 2000 issues. Although the entire scope related to this issue is unknown at this time, the impact to the Company's financial statements for compliance with Year 2000 problems is not expected to be material. Anticipated cash requirements in 1998 for capital expenditures, including those related to the Year 2000 issue, if any, will be satisfied from operations and borrowings on the lines of credit, as required.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $1,500,000. As of March 2, 1998, there are advances outstanding under this credit facility of $1,949,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,433,000 as of March 2, 1998. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of March 2, 1998 were $420,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate plus one-quarter of one percent.

Management believes, that based on its equity position, the Company's current credit facilities can be expanded during the next twelve months, if necessary, and that these facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

The Company has retained Banc One Capital Corporation ("Banc One") as strategic advisors. The exclusive agreement is for Banc One to render financial advisory and investment banking services in connection with evaluating the Company's strategic alternatives.

Except for the historical information contained herein, the matters set forth in this Form 10-K are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel. In addition, many of the Company's products are petroleum based. Increases in oil prices or shortages in supply could significantly impact the Company's business and its ability to supply customers with certain products at a reasonable price.

NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires companies to report all components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's currently reported results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 is effective for financial statements for periods beginning after December 15, 1997; however, application in interim periods is not required until the second year of application. Since Statement 131 only requires financial and descriptive information be disclosed about an entity's reportable operating segments, there will be no impact on the Company's financial position or results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated  financial statements and supplementary data are included under
Item 14(a)(l) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

This Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1997.

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

(10)(a)(iv) Employment Agreement with Terry W. Shaver effective January 1, 1997 (filed as Exhibit (10)(a)(iv) to the Report on Form 10-K for the year ended December 31, 1996).

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

(10)(b)(iv) Employment Agreement with Gary L. Cox effective January 1, 1997 (filed as Exhibit (10)(b)(iv) to the Report on Form 10-K for the year ended December 31, 1996).

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

(22) Information Statement dated September 1, 1995 (filed as Exhibit (22) to the Report on Form 10-K for the year ended December 31, 1995).

(23) Consent of Independent Auditors.*

(27) Financial Data Schedule for the twelve months ended December 31, 1997.*

*               Filed herewith as part of the Company's electronic filing.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1998.


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

Signatures                 Title                                     Date


/s/ Terry W. Shaver        President, Chief Executive Officer    March 13, 1998
Terry W. Shaver            and Director (Principal Executive Officer)


/s/ Gary L. Cox            Executive Vice President,             March 13, 1998
Gary L. Cox                Chief Operating Officer and Director


/s/ Lamont C. Laue         Director                              March 13, 1998
------------------
Lamont C. Laue


/s/ Donald N. Black        Director                              March 13, 1998
-------------------
Donald N. Black


/s/ Frank J. Cinatl        Vice President and Chief Financial    March 13, 1998
Frank J. Cinatl, IV        Officer (Principal Accounting Officer)

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                          Page
Independent Auditors' Report                                               F-2

Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and 1996             F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995                                       F-4

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1997, 1996 and 1995                                 F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995                                       F-6

  Notes to Consolidated Financial Statements                               F-7


Financial Statement Schedule:
  II - Valuation and Qualifying Accounts for the years ended
        December 31, 1997, 1996 and 1995                                   S-1

All  other   schedules  have  been  omitted  as  the  required   information  is
inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Abatix Environmental Corp.:


We have audited the consolidated financial statements of Abatix Environmental Corp. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Environmental Corp. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG Peat Marwick LLP


Dallas, Texas
February 20, 1998


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                                                                    1997             1996
                                                                                -------------    -------------
                                     Assets
Current assets:
   Cash                                                                         $    304,947     $    310,288
   Trade accounts receivable, net of allowance for doubtful accounts of
     $495,092 in 1997 and $376,117 in 1996 (note 4)                                4,768,279        5,295,849
   Inventories (note 4)                                                            3,538,355        3,440,557
   Refundable income taxes                                                                 -          285,784
   Prepaid expenses and other assets                                                 249,426          285,791
   Deferred income taxes (note 5)                                                    142,466          103,723
                                                                                -------------    -------------
       Total current assets                                                        9,003,473        9,721,992

Receivables from officers and employees                                               73,729           76,347
Property and equipment, net (notes 3 and 4)                                          632,120          763,643
Deferred income taxes (note 5)                                                       115,531           80,168
Other assets                                                                          29,396           35,822
                                                                                -------------    -------------
                                                                                $  9,854,249     $ 10,677,972
                                                                                =============    =============

            Liabilities and Stockholders' Equity Current liabilities:
Notes payable to bank (note 4)                                                  $  3,010,733     $  4,786,935
Accounts payable                                                                   1,230,107        1,066,427
Accrued compensation                                                                 107,272          106,090
Other accrued expenses                                                               328,460          259,997
                                                                                -------------    -------------
       Total current liabilities                                                   4,676,572        6,219,449
                                                                                -------------    -------------

Stockholders' equity (note 6):
   Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                -
   Common stock - $.001 par value, 5,000,000 shares authorized; issued
     2,413,814 shares in 1997 and 2,381,314 shares in 1996                             2,414            2,381
   Additional paid-in capital                                                      2,498,508        2,407,603
   Retained earnings                                                               4,084,892        3,243,786
   Treasury stock at cost, 476,250 common shares in 1997 and 392,750
     common shares in 1996                                                        (1,408,137)      (1,195,247)
                                                                                -------------    -------------
       Total stockholders' equity                                                  5,177,677        4,458,523

Commitments and contingencies (note 10)
                                                                                -------------    -------------
                                                                                $  9,854,249     $ 10,677,972
                                                                                =============    =============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 1997, 1996 and 1995

                                                                1997              1996              1995
                                                            -------------     -------------     -------------
Net sales                                                   $ 34,955,477      $ 33,066,831      $ 27,632,245
Cost of sales                                                 25,304,902        23,864,836        19,654,858
                                                            -------------     -------------     -------------
       Gross profit                                            9,650,575         9,201,995         7,977,387

Selling, general and administrative expenses                  (7,953,179)       (7,707,546)       (6,342,241)
Special credit (charge) (note 2)                                       -            56,711           (80,000)
                                                            -------------     -------------     -------------
       Operating profit                                        1,697,396         1,551,160         1,555,146

Other income (expense):
   Interest income                                                36,187            19,840            15,311
   Interest expense                                             (381,655)         (359,712)         (258,079)
   Other, net                                                    (19,215)          (15,944)           (5,487)
                                                            -------------     -------------     -------------
       Earnings from continuing operations before
         income taxes                                          1,332,713         1,195,344         1,306,891

Income tax expense (note 5)                                     (491,607)         (460,941)         (493,514)
                                                            -------------     -------------     -------------
       Earnings from continuing operations                       841,106           734,403           813,377

Discontinued operations (note 2):
   Earnings on discontinuance of business, net of tax
     expense of $8,348                                                 -            21,545                 -
                                                            -------------     -------------     -------------
       Net earnings                                         $    841,106      $    755,948      $    813,377
                                                            =============     =============     =============

Basic earnings per common share:
   Earnings from continuing operations                      $        .43      $        .35      $        .37
   Earnings from discontinued operations                               -               .01                 -
                                                            -------------     -------------     -------------
       Net earnings                                         $        .43      $        .36      $        .37
                                                            =============     =============     =============

Diluted earnings per common share:
   Earnings from continuing operations                      $        .43      $        .35      $        .36
   Earnings from discontinued operations                               -               .01                 -
                                                            -------------     -------------     -------------
       Net earnings                                         $        .43      $        .36      $        .36
                                                            =============     =============     =============

Weighted average shares outstanding (note 1):
     Basic                                                     1,933,896         2,076,241         2,207,456
                                                            =============     =============     =============
     Diluted                                                   1,933,896         2,110,582         2,238,312
                                                            =============     =============     =============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                      Additional
                                     Common Stock                                                Treasury Stock
                                -----------------------      Paid-in         Retained      -------------------------      Total
                                  Shares       Amount        Capital         Earnings       Shares        Amount          Equity
                                -----------   ---------    ------------    ------------    ----------   ------------   ------------
Balance at December 31, 1994     2,319,748    $  2,320     $ 2,279,653     $ 1,674,461        26,500    $   (55,598)   $ 3,900,836

  Purchase of treasury stock             -           -               -               -       180,600       (481,946)      (481,946)

  Exercise of stock options         46,566          46          85,465               -             -              -         85,511

  Net earnings                           -           -               -         813,377             -              -        813,377
                                -----------   ---------    ------------    ------------    ----------   ------------   ------------
Balance at December 31, 1995     2,366,314       2,366       2,365,118       2,487,838       207,100       (537,544)     4,317,778

  Purchase of treasury stock             -           -               -               -       185,650       (657,703)      (657,703)

  Exercise of stock options         15,000          15          42,485               -             -              -         42,500

  Net earnings                           -           -               -         755,948             -              -        755,948
                                -----------   ---------    ------------    ------------    ----------   ------------   ------------
Balance at December 31, 1996     2,381,314       2,381       2,407,603       3,243,786       392,750     (1,195,247)     4,458,523

  Purchase of treasury stock             -           -               -               -        83,500       (212,890)      (212,890)

  Exercise of stock options         32,500          33          90,905               -             -              -         90,938

  Net earnings                           -           -               -         841,106             -              -        841,106
                                -----------    --------    ------------    ------------    ----------   ------------   ------------
Balance at December 31, 1997     2,413,814     $ 2,414     $ 2,498,508     $ 4,084,892       476,250    $(1,408,137)   $ 5,177,677
                                ===========    ========    ============    ============    ==========   ============   ============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

                                                                 1997            1996            1995
                                                             -------------   -------------   -------------
Cash flows from operating activities:
   Net earnings                                              $    841,106    $    755,948    $    813,377
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                378,076         392,019         337,309
     Deferred income taxes                                        (74,106)         (7,515)       (104,176)
     Loss (gain) on disposal of assets                              2,681          15,805         (11,615)
     Changes in assets and liabilities:
       Receivables                                                527,570        (925,254)         58,258
       Inventories                                                (97,798)       (352,281)       (690,024)
       Refundable income taxes                                    285,784        (285,784)              -
       Prepaid expenses and other assets                           36,365         (62,604)         (7,602)
       Net liabilities of discontinued operations                       -         (56,813)         91,627
       Accounts payable                                           163,680        (474,877)        692,816
       Accrued expenses                                            69,645         (63,121)          7,781
                                                             -------------   -------------   -------------
Net cash provided by (used in) operating activities             2,133,003      (1,064,477)      1,187,751
                                                             -------------   -------------   -------------

Cash flows from investing activities:
   Purchase of property and equipment                            (285,900)       (611,407)       (232,980)
   Proceeds from sale of property and equipment                    36,666          33,000          48,091
   Advances to officers and employees                             (25,647)        (51,270         (50,604)
   Collection of advances to officers and employees                28,265          45,500          38,712
   Other assets, primarily deposits                                 6,426           3,171         (22,057)
                                                             -------------   -------------   -------------
Net cash used in investing activities                            (240,190)       (581,006)       (218,838)
                                                             -------------   -------------   -------------

Cash flows from financing activities:
   Exercise of stock options                                       90,938          42,500          70,782
   Purchase of treasury stock                                    (212,890)       (657,703)       (481,946)
   Borrowings on notes payable to bank                         34,600,365      36,133,863      29,548,785
   Repayments on notes payable to bank                        (36,376,567)    (33,978,756)    (29,836,675)
   Principal payments on capital lease obligations                      -               -          (4,719)
                                                             -------------   -------------   -------------
Net cash (used in) provided by financing activities            (1,898,154)      1,539,904        (703,773)
                                                             -------------   -------------   -------------

Net (decrease) increase in cash                                    (5,341)       (105,579)        265,140
Cash at beginning of year                                         310,288         415,867         150,727
                                                             -------------   -------------   -------------
       Cash at end of year                                   $    304,947    $    310,288    $    415,867
                                                             =============   =============   =============

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

         (a)  General

              Abatix Environmental Corp. ("Abatix") and subsidiary (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. At December 31, 1997, the Company operated eight distribution centers in six states. The Company discontinued the sorbent manufacturing business of its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation, in December 1994 (see note 2). However, IESI continues to import disposable products sold primarily through the Company's distribution channels.

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

         (d)  Long-Lived Assets

              On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

              Adoption and implementation of this Statement did not have a material impact on the Company's financial position or results of operations in any period presented.

         (e)  Revenue Recognition

              Revenue is recognized when the goods are shipped.

         (f)  Earnings per Share

              Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive securities. As of December 31, 1997, there were no dilutive securities outstanding. The following table is a reconciliation of the weighted average shares used for basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995.

                                                 1997        1996        1995
                                               ---------   ---------   ---------
Weighted average shares outstanding - basic    1,933,896   2,076,241   2,207,456

Dilutive stock options and warrants                    -      34,341      30,856
                                               ---------   ---------   ---------

Weighted average shares outstanding - diluted  1,933,896   2,110,582   2,238,312
                                               =========   =========   =========

         (g)  Statements of Cash Flows

               For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1997 or 1996.

              The Company paid interest of $383,735, $351,645 and $263,707 in 1997, 1996 and 1995, respectively, and income taxes of $524,635, $736,554 and $544,200 in 1997, 1996 and 1995, respectively.

              Significant non-cash transactions include the transfer of accrued compensation totaling $14,729 to additional paid-in capital upon exercise of stock options during 1995.

         (h)  Income Taxes

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

         (i)  Stock-Based Compensation

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

(2)      Restructuring and Discontinued Operations

         On  December  15,  1994,  the  Company   announced  a  formal  plan  to
         discontinue the sorbent manufacturing business of IESI. The Company recorded an estimated loss on disposal of IESI at December 31, 1994 of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the remaining lease obligation on the facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. The sorbent manufacturing operations were actually discontinued in 1995. Except for the remaining lease obligation discussed below, actual costs through December 31, 1996 approximated management's estimate. Sales for the discontinued operations of IESI were $142,000 in 1995.

         In the third quarter of 1995, the Company incurred a special charge of $80,000 to accrue for future lease commitments resulting from the closure of its distribution center in Corpus Christi, Texas. The noncancelable lease was to expire in September 1999. Sales and operating losses for the Corpus Christi branch were $294,000 and $55,000, respectively, in 1995.

         The Company's lease agreement on the building that was occupied by both the operations of IESI and the Corpus Christi branch included an option enabling the Company to purchase the building. In March 1996, the Company purchased this facility and simultaneously sold the building to a third party. This transaction terminated the Company's lease obligation. Reversal of the liability for the remaining lease obligation resulted in the special credit and earnings from discontinued operations in 1996.

 (3)     Property and Equipment

         A summary of property and equipment at December 31, 1997 and 1996 follows:

                                      Estimated
                                     Useful Life         1997           1996
                                    --------------   ------------   ------------

Furniture and equipment              3 - 10 years    $ 1,676,136    $ 1,592,568
Transportation equipment             3 - 5 years         359,006        324,676
Leasehold improvements               3 - 5 years          70,915         54,609
                                                     ------------   ------------
                                                       2,106,057      1,971,853
Less accumulated depreciation and
     amortization                                      1,473,937      1,208,210
                                                     ------------   ------------
Net property and equipment                           $   632,120    $   763,643
                                                     ============   ============

(4)      Notes Payable to Bank

         At December 31, 1997, the Company had two lines of credit with a bank that are due on demand. A working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or
         $1,500,000, up to a maximum of $5,500,000. Under this formula, the Company had the capability to borrow $5,074,000 at December 31, 1997, of which approximately $2,564,000 was used. A capital equipment facility provides for individual borrowings, aggregating up to $550,000, at 80 percent of the purchased equipment's cost. At December 31, 1997, the Company had borrowed approximately $447,000 on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest. During 1997, the Company negotiated a one-quarter of one percent reduction in its rate, thereby reducing the rate of interest on its agreements to prime plus one-quarter of one percent. As of December 31, 1997 and 1996, the Company's rate of interest on these agreements was 8.75 percent. These credit facilities are secured by accounts receivable, inventories and equipment.

 (5)     Income Taxes

          Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consists of:

                                            1997          1996          1995
                                         ----------    ----------    ----------
Continuing Operations:
  Current:
     Federal                             $ 483,323     $ 413,759     $ 542,681
     State                                  82,390        72,083        96,233
  Deferred:
     Federal                               (63,253)      (23,775)     (120,240)
     State                                 (10,853)       (1,126)      (25,160)
                                         ----------    ----------    ----------
        Income tax expense related
             to continuing operations      491,607       460,941       493,514

Discontinued operations:
  Current                                        -        (9,038)      (41,224)
  Deferred                                       -        17,386        41,224
                                         ----------    ----------    ----------

Total income tax expense                 $ 491,607     $ 469,289     $ 493,514
                                         ==========    ==========    ==========


         A reconciliation of the normally expected federal income tax expense relating to continuing operations based on the U.S. corporate income tax rate of 34 percent to actual expense for the years ended December 31, 1997, 1996 and 1995 follows:

                                             1997          1996          1995
                                          ----------    ----------    ----------

Expected income tax expense               $ 453,122     $ 406,417     $ 444,343
Nondeductible meals and entertainment
     expense                                 11,119        13,047         7,232
State income taxes, net of related federal
     tax benefit                             47,215        46,832        46,908
Other                                       (19,849)       (5,355)       (4,969)
                                          ----------    ----------    ----------
Actual income tax expense relating to
     continuing operations                $ 491,607     $ 460,941     $ 493,514
                                          ==========    ==========    ==========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 follow:

                                                       1997          1996
                                                    ----------    ----------
Deferred tax assets:
     Allowance for doubtful accounts                $ 188,642     $ 143,830
     Property and equipment, principally due to
         differences in depreciation                  115,388        80,168
     Other                                                  -        11,790
                                                    ----------    ----------
         Total gross deferred tax assets              304,030       235,788

Deferred tax liabilities:
     Prepaid expenses                                 (46,033)      (51,897)
                                                    ----------    ----------
         Net deferred tax asset                     $ 257,997     $ 183,891
                                                    ==========    ==========

         Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets. Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

(6)      Stockholders' Equity

         Options to purchase the Company's common stock were granted to officers and employees under various stock option plans. In November 1989 the Board of Directors approved, and in 1991 the Board of Directors amended the Company's Stock Option Incentive Plan pursuant to which two key executives or their designees could purchase up to 180,000 shares of common stock at $.50 per share, provided the Company attained certain levels of pre-tax earnings in 1989, 1990 and 1991. In 1990, 60,000 options vested and, in 1992, 33,681 options vested under this plan. No additional shares are available for grant under this plan.

         Pursuant to a 1993 employment agreement, an employee was entitled to purchase 10,000 shares of common stock in each of the three years covered by the agreement if certain gross profit levels were obtained. The exercise price for these options was established as the bid price of the Company's stock on the day after the employee achieved the established gross profit level and expired one year from the vesting date. In 1994, 1995 and 1996, the employee met the predetermined gross profit levels and vested in these options. No additional shares are available for grant under this plan.

         In 1994, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors could grant stock options to officers and key employees. The Plan authorized grants of up to 140,000 shares of authorized but unissued common stock. Stock options were granted with an exercise price equal to or greater than the stock's fair market value at the date of grant. At December 31, 1997, there were no additional shares available for grant under the Plan. The per share weighted average fair value of stock options granted during 1996 and 1995 was $1.14 and $1.24, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - risk-free interest rate of 7.0%, expected volatility of 58%, expected dividend yield of 0%, and an expected life ranging from one to two years; 1995 - risk-free interest rate of 7.0%, expected volatility of 58%, expected dividend yield 0% and an expected life of one year.

         The Company applied Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recognized compensation cost based on the fair value at the grant date for its stock options under Statement 123, there would be no effect on the Company's net earnings and earnings per share in 1997 and the effect on the Company's net earnings and earnings per share for 1996 and 1995 would be reduced to the following pro forma amounts:

                                          1996                 1995
                                    -----------------    -----------------
Net earnings:
    As reported                         $755,948             $813,377
    Pro forma                           $743,609             $811,453

Basic earnings per share:
    As reported                           $.36                 $.37
    Pro forma                             $.36                 $.37

          The activity of the options granted for the years ended December 31, 1995, 1996 and 1997 is as follows:
                                                                    Weighted
                                                  Number of          Average
                                                 Shares Under       Price Per
                                                    Option            Share
                                                 ------------     ------------
Outstanding at December 31, 1994                     171,566      $      2.29
     Granted                                          20,000             2.63
     Exercised                                       (46,566)            1.84
                                                 ------------
Outstanding at December 31, 1995                     145,000             2.71
     Granted                                           7,500             3.88
     Exercised                                       (15,000)            2.83
     Expired                                         (70,000)            2.46
                                                 ------------
Outstanding at December 31, 1996                      67,500             3.06
     Exercised                                       (32,500)            2.80
     Expired                                         (35,000)            2.99
                                                 ------------
Outstanding at December 31, 1997                          -                -
                                                 ============

Shares exercisable:
     December 31, 1995                                75,000      $      2.50
     December 31, 1996                                67,500             3.06
     December 31, 1997                                    -                -

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

                                                                        Weighted
                                                                        Average
                                                   Number of           Price Per
                                                    Shares               Share
                                                 ------------     ------------
Outstanding at December 31, 1994                      70,000      $      3.02
     Expired                                         (10,000)            3.50
     Canceled                                        (50,000)            2.63
                                                 ------------
Outstanding at December 31, 1995                      10,000             4.50
     Expired                                         (10,000)            4.50
                                                 ------------
Outstanding at December 31, 1996                           -               -
                                                 ============

         Since November 1994, the Board of Directors approved the repurchase of 476,500 shares of the Company's common stock in the open market. The
         Company has purchased 476,250 shares of stock since that time, including 83,500 shares of stock during 1997.

(7)      Benefit Plans

         The Company has a 401(k) profit sharing plan. Under the 401(k) plan, eligible employees may request the Company to deduct and contribute a portion of their salary to the plan. The Company may also, at its discretion, match a portion of employee contributions to the plan. Contributions by the Company to the 401(k) plan aggregated $59,195, $46,549 and $51,358 during 1997, 1996 and 1995, respectively.

(8)      Major Vendors, Customers and Credit Risk

         Although no vendor accounted for more than 8% of purchases, one product class accounted for approximately 18% of sales during the last three years. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

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

         Through an acquisition in the third quarter 1996, two of the Company's customers in the asbestos abatement industry came under common ownership, although they both remain separate legal entities. As of December 31, 1997 and 1996, less than 1% and 16%, respectively, of the trade accounts receivable before allowances were represented by these two customers. Sales to these two companies represented less than 2% and 4% of total sales for 1997 and 1996, respectively. During 1997, the common owner sold both entities to different organizations.

          During 1997, 1996 and 1995, no single customer accounted for more than 10 percent of sales.

(9)      Fair Value of Financial Instruments

         The reported amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying value of notes payable to bank approximates fair value because these instruments bear interest at current market rates.

(10)     Commitments and Contingencies

         The Company leases warehouse and office facilities under long-term noncancelable operating leases expiring at various dates through March 2002. The following is a schedule of future minimum lease payments under these leases as of December 31, 1997:

                          1998            $   541,956
                          1999                386,740
                          2000                193,063
                          2001                117,360
                          Thereafter           49,200
                                          ------------
                                          $ 1,288,319
                                          ============

         Rental expense for continuing operations under operating leases for the years ended December 31, 1997, 1996 and 1995 was $549,612, $491,374 and
         $341,949, respectively. Rental expense for discontinued operations under operating leases for the year ended December 31, 1995 was $16,479.

         The Company has employment agreements with four key employees. The agreements provide for minimum aggregate cash compensation as follows:

                          1998          $  550,400
                          1999             193,325
                          2000             111,600
                          2001             111,600
                          2002               9,300
                                        -----------
                                        $  976,225
                                        ===========

         The Company was named as a third party defendant in a product liability lawsuit which also asserted wrongful death. In early 1998, this lawsuit was settled within its insurance policy limits. In addition to the accident that resulted in death, three other people were severely burned. A settlement was reached with these burn victims in early 1998, prior to any lawsuit being filed. This settlement was also within the Company's insurance policy limits.

         The Company was named as a defendant in another product liability lawsuit resulting in injury. The Company is receiving indemnification under the manufacturer's product liability insurance and legal representation at the cost of the manufacturer. At this time, the Company does not anticipate any material impact on its financial position or results of operations as a result of this case.

                                                                                                        Schedule II
                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                        Valuation and Qualifying Accounts
                  Years ended December 31, 1997, 1996 and 1995

                                                                    Additions
                                                  Balance at        charged to
                                                 beginning of       costs and                       Balance at
                                                     year           expenses        Deductions      end of year
                                                 ------------     ------------     ------------     ------------
Year ended December 31:
   Allowance for Doubtful Accounts:
       1997                                      $   376,117          215,396           96,421 A        495,092
                                                 ============     ============     ============     ============

       1996                                      $   343,750          196,772          164,405 A        376,117
                                                 ============     ============     ============     ============

       1995                                      $   169,776          221,769           47,795 A        343,750 B
                                                 ============     ============     ============     ============

   Reserve for Loss on Discontinuance of
     Business:
       1996                                      $    54,050                -           54,050 C              -
                                                 ============     ============     ============     ============

       1995                                      $   193,344                -          139,294 D         54,050
                                                 ============     ============     ============     ============

   Reserve for Loss on Closure of Branch
     Location:
       1996                                      $    72,298                -           72,298 C              -
                                                 ============     ============     ============     ============

       1995                                      $         -           80,000            7,702 E         72,298
                                                 ============    =============     ============     ============

A     Represents the write-off of uncollectible accounts.
B Amounts include the allowance for doubtful accounts related to the Company's discontinued operations, which had a balance of $7,264 at December 31, 1995.
C Primarily represents the reversal of the reserves due to the termination of the Company's lease obligation. See Note 2 to the consolidated financial statements.
D Represents the losses from operations, the loss on sale of fixed assets and the payment of lease obligations. See Note 2 to the consolidated financial statements.
E Amount is primarily the payment of lease obligations. See Note 2 to the consolidated financial statements.