Form 10-Q
period 1998-03-31
ABATIX ENVIRONMENTAL CORP
filed 1998-05-12
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1998

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


Common stock outstanding at April 30, 1998 was 1,937,564 shares.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                              March 31, 1998
                                                                                (Unaudited)     December 31, 1997
                                                                             -----------------  -----------------
                                   Assets
Current assets:
    Cash                                                                      $      188,019     $      304,947
    Trade accounts receivable net of allowance for doubtful accounts of
      $477,190 in 1998 and $495,092 in 1997                                        5,245,554          4,768,279
    Inventories                                                                    3,869,166          3,538,355
    Prepaid expenses and other assets                                                206,705            249,426
    Deferred income taxes                                                            142,586            142,466
                                                                             -----------------  -----------------
      Total current assets                                                         9,652,030          9,003,473

Receivables from officers and employees                                               74,178             73,729
Property and equipment, net                                                          584,876            632,120
Deferred income taxes                                                                125,759            115,531
Other assets                                                                          30,596             29,396
                                                                             -----------------  -----------------
                                                                              $   10,467,439     $    9,854,249
                                                                             =================  =================
                    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank                                                     $    2,327,606     $    3,010,733
    Accounts payable                                                               2,226,437          1,230,107
    Accrued compensation                                                             174,915            107,272
    Other accrued expenses                                                           373,339            328,460
                                                                             -----------------  -----------------
       Total current liabilities                                                   5,102,297          4,676,572
                                                                             -----------------  -----------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                 -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,413,814 shares in 1998 and 1997                                               2,414              2,414
    Additional paid-in capital                                                     2,498,508          2,498,508
    Retained earnings                                                              4,272,357          4,084,892
    Treasury stock at cost, 476,250 common shares in 1998 and 1997                (1,408,137)        (1,408,137)
                                                                             -----------------  -----------------
       Total stockholders' equity                                                  5,365,142          5,177,677

Commitments and contingencies
                                                                             -----------------  -----------------
                                                                              $   10,467,439     $    9,854,249
                                                                             =================  =================

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                        -------------------------------------
                                                              1998               1997
                                                        -----------------   -----------------
Net sales                                                $    8,674,755      $    8,469,872
Cost of sales                                                 6,264,687           6,155,014
                                                        -----------------   -----------------
    Gross profit                                              2,410,068           2,314,858

Selling, general and administrative expenses                  2,038,195           2,017,560
                                                        -----------------   -----------------
       Operating profit                                         371,873             297,298

Other income (expense):
    Interest expense                                            (54,489)            (98,806)
    Other, net                                                    4,748              (5,073)
                                                        -----------------   -----------------
       Earnings before income taxes                             322,132             193,419

Income tax expense                                              134,667              77,585
                                                        -----------------   -----------------
       Net earnings                                      $      187,465      $      115,834
                                                        =================   =================

 Basic earnings per common share                         $          .10      $          .06
                                                        =================   =================
 Diluted earnings per common share                       $          .10      $          .06
                                                        =================   =================

Weighted average shares outstanding (note 3):
    Basic                                                     1,937,564           1,986,508
                                                        =================   =================
    Diluted                                                   1,937,564           1,991,255
                                                        =================   =================

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                            -------------------------------------
                                                                                  1998                1997
                                                                            -----------------  -----------------
Cash flows from operating activities:
    Net earnings                                                             $      187,465     $      115,834
    Adjustments to reconcile net earnings to net cash provided by (used
       in) operating activities:
       Depreciation and amortization                                                 92,086             93,901
       Deferred income taxes                                                        (10,348)           (11,154)
       Changes in assets and liabilities:
          Receivables                                                              (477,275)          (784,894)
          Inventories                                                              (330,811)          (728,646)
          Prepaid expenses and other assets                                          42,721            (24,200)
          Accounts payable                                                          996,330            794,083
          Accrued expenses                                                          112,522            140,033
                                                                            -----------------  -----------------
Net cash provided by (used in) operating activities                                 612,690           (405,043)
                                                                            -----------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (44,842)           (91,003)
    Proceeds from sale of property and equipment                                          -                382
    Advances to officers and employees                                              (10,578)            (6,690)
    Collection of advances to officers and employees                                 10,129              7,348
    Other assets, primarily deposits                                                 (1,200)             5,212
                                                                            -----------------  -----------------
Net cash used in investing activities                                               (46,491)           (84,751)
                                                                            -----------------  -----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                            -            (70,640)
    Borrowings on notes payable to bank                                           7,917,350          8,043,164
    Repayments on notes payable to bank                                          (8,600,477)        (7,769,681)
                                                                            -----------------  -----------------
Net cash (used in) provided by financing activities                                (683,127)           202,843
                                                                            -----------------  -----------------

Net decrease in cash                                                               (116,928)          (286,951)
Cash at beginning of period                                                         304,947            310,288
                                                                            -----------------  -----------------
 Cash at end of period                                                       $      188,019     $       23,337
                                                                            =================  =================

Supplemental disclosure information
    Cash paid during the period for:                       Interest          $       58,460     $       90,435
                                                           Income taxes      $       67,121     $        9,635

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION, GENERAL AND BUSINESS

Abatix Environmental Corp. ("Abatix") and its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), collectively, the "Company," market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. As of March 31, 1998, the Company operated eight distribution centers in six states. The Company, through IESI, imports disposable protective clothing products, some of which are sold through the Abatix distribution channels.

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. Certain amounts have been reclassified for consistency in presentation.

(2)      MAJOR VENDORS, CUSTOMERS AND CREDIT RISK

Although no vendor accounted for more than 6% of purchases in the periods ended March 31, 1998 and 1997, one product class accounted for approximately 18% of sales those periods. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

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

(3)      EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive securities. For the period ended March 31, 1998, there were no dilutive securities outstanding. The following table is a reconciliation of the weighted average shares used for basic and diluted earnings per share for the periods ended March 31, 1998 and 1997.

                                                  1998             1997
                                              ------------     ------------
Weighted average shares outstanding - basic     1,937,564        1,986,508

Dilutive stock options and warrants                     -            4,747
                                              ------------     ------------

Weighted average shares outstanding - diluted   1,937,564        1,991,255
                                              ============     ============

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1997.

RESULTS OF OPERATIONS

Net sales of $8,675,000 for the three months ended March 31, 1998, increased 2% or $205,000 over the same period in 1997 due to increased volume from an expanded customer base and higher pricing. Gross profit of 28% of sales for the three month period ended March 31, 1998, increased from 27% for the same period in 1997.

Selling, general and administrative expenses of $2,038,000 for the three month period ended March 31, 1998, was substantially the same as in 1997. Selling, general and administrative expenses for the first quarter of 1998 and 1997 were 24% of sales.

Interest expense of $54,000 decreased 45% from 1997 interest expense of $99,000 as higher collections since March 31, 1997 reduced borrowings under the Company's lines of credit. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

NET RESULTS

Net earnings for the three months ended March 31, 1998 of $187,000 or $.10 per share increased $71,000 from net earnings of $116,000 or $.06 per share for the same period in 1997. The increase in net earnings is primarily due to higher sales volume and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the first three months of 1998 of $613,000 resulted principally from the increase in accounts payable and accrued expenses, the net earnings and the noncash charge for the depreciation and amortization, partially offset by the growth in accounts receivable and inventory. The growth in accounts payable, accrued expenses, accounts receivable and inventory is consistent with historical patterns during the first quarter.

Cash requirements for non-operating activities during the first three months of 1998 resulted primarily from the working capital line of credit payments and the purchase of property and equipment amounting to $45,000. The property and equipment expenditures for 1998 have consisted primarily of computer equipment and a delivery vehicle.

Cash flow from operations for the entire year of 1998 is expected to be positive. Positive cash flow from operations is expected for 1998 because the rate of revenue growth in 1998 is not expected to exceed the growth rate in 1997 by a level that would require significant net cash flows from operations.

Capital expenditures for 1998 are projected to approximate 1997 expenditures of $286,000. The Company has no existing plans to expand geographically in 1998; however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were opened in the current year, the Company would fund the startup expenses through its lines of credit.

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

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 40 percent of eligible inventory or $1,500,000. As of April 30, 1998, there are advances outstanding under this credit facility of $2,233,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,267,000 as of April 30, 1998. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of April 30, 1998 were $434,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate plus one-quarter of one percent.

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. Legal Proceedings --

         No change since reported in the Company's Form 10-K for the year ended
           December 31, 1997.

Item 2. Changes in Securities -- None

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits --

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                March 31, 1998 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --
              There were no reports on Form 8-K filed for the three months ended
                March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                               ABATIX ENVIRONMENTAL CORP.
                                               (Registrant)




Date: May 12, 1998                         By: /s/ Frank J. Cinatl, IV
      ------------                             -----------------------
                                               Frank J. Cinatl, IV
                                               Vice President and Chief
                                               Financial Officer of Registrant
                                               (Principal Accounting Officer)