Form 10-Q
period 1998-06-30
ABATIX ENVIRONMENTAL CORP
filed 1998-08-12
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1998

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


Common stock outstanding at August 11, 1998 was 1,937,564 shares.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                 June 30,
                                                                                   1998         December 31,
                                   Assets                                      (Unaudited)         1997
                                                                             ---------------  ---------------
Current assets:
    Cash                                                                      $     178,439    $     304,947
    Trade accounts receivable net of allowance for doubtful accounts of
      $501,004 in 1998 and $495,092 in 1997                                       6,493,106        4,768,279
    Inventories                                                                   4,041,915        3,538,355
    Prepaid expenses and other assets                                               227,234          249,426
    Deferred income taxes                                                           163,279          142,466
                                                                             ---------------  ---------------
      Total current assets                                                       11,103,973        9,003,473

Receivables from officers and employees                                              75,200           73,729
Property and equipment, net                                                         540,986          632,120
Deferred income taxes                                                               136,249          115,531
Other assets                                                                         27,496           29,396
                                                                             ---------------  ---------------
                                                                              $  11,883,904    $   9,854,249
                                                                             ===============  ===============

                    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank                                                     $   3,353,149    $   3,010,733
    Accounts payable                                                              2,060,381        1,230,107
    Accrued compensation                                                            287,220          107,272
    Other accrued expenses                                                          442,096          328,460
                                                                             ---------------  ---------------
       Total current liabilities                                                  6,142,846        4,676,572
                                                                             ---------------  ---------------
Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                -                -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,413,814 shares in 1998 and 1997                                              2,414            2,414
    Additional paid-in capital                                                    2,498,508        2,498,508
    Retained earnings                                                             4,648,273        4,084,892
    Treasury stock at cost, 476,250 common shares in 1998 and 1997               (1,408,137)      (1,408,137)
                                                                             ---------------  ---------------
       Total stockholders' equity                                                 5,741,058        5,177,677

Commitments and contingencies
                                                                             ---------------  ---------------
                                                                              $  11,883,904    $   9,854,249
                                                                             ===============  ===============

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                      --------------------------------   --------------------------------
                                                            1998             1997              1998             1997
                                                      ---------------  ---------------   ---------------  ---------------
Net sales                                              $  10,158,135    $   9,395,378     $  18,832,890    $  17,865,250
Cost of sales                                              7,335,718        6,835,970        13,600,405       12,990,984
                                                      ---------------  ---------------   ---------------  ---------------
    Gross profit                                           2,822,417        2,559,408         5,232,485        4,874,266

Selling, general and administrative expenses               2,154,101        2,062,582         4,192,296        4,080,142
                                                      ---------------  ---------------   ---------------  ---------------
       Operating profit                                      668,316          496,826         1,040,189          794,124

Other income (expense):
    Interest expense                                         (66,072)        (110,726)         (120,561)        (209,532)
    Other, net                                                 6,541            6,076            11,289            1,003
                                                      ---------------  ---------------   ---------------  ---------------
       Earnings before income taxes                          608,785          392,176           930,917          585,595

Income tax expense                                           232,869          153,812           367,536          231,397
                                                      ---------------  ---------------   ---------------  ---------------
       Net earnings                                    $     375,916    $     238,364     $     563,381    $     354,198
                                                      ===============  ===============   ===============  ===============

 Basic earnings per common share                       $         .19    $         .12     $         .29    $         .18
                                                      ===============  ===============   ===============  ===============
 Diluted earnings per common share                     $         .19    $         .12     $         .29    $         .18
                                                      ===============  ===============   ===============  ===============

Weighted average shares outstanding (note 3):
    Basic                                                  1,937,564        1,937,587         1,937,564        1,962,048
                                                      ===============  ===============   ===============  ===============
    Diluted                                                1,937,564        1,937,587         1,937,564        1,962,048
                                                      ===============  ===============   ===============  ===============

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                            --------------------------------
                                                                                  1998             1997
                                                                            ---------------  ---------------
Cash flows from operating activities:
    Net earnings                                                             $     563,381    $     354,198
    Adjustments to reconcile net earnings to net cash used in operating activities:
       Depreciation and amortization                                               185,750          195,110
       Deferred income taxes                                                       (41,531)         (61,702)
       Loss on disposal of assets                                                        -            1,194
       Changes in assets and liabilities:
          Receivables                                                           (1,724,827)      (1,474,673)
          Inventories                                                             (503,560)        (252,747)
          Prepaid expenses and other assets                                         22,192           25,861
          Accounts payable                                                         830,274          817,988
          Accrued expenses                                                         293,584           95,372
                                                                            ---------------  ---------------
Net cash used in operating activities                                             (374,737)        (299,399)
                                                                            ---------------  ---------------

Cash flows from investing activities:
    Purchase of property and equipment                                             (94,616)        (195,526)
    Proceeds from sale of property and equipment                                         -           11,706
    Advances to officers and employees                                             (18,985)         (13,720)
    Collection of advances to officers and employees                                17,514           13,473
    Other assets, primarily deposits                                                 1,900              956
                                                                            ---------------  ---------------
Net cash used in investing activities                                              (94,187)        (183,111)
                                                                            ---------------  ---------------

Cash flows from financing activities:
    Purchase of treasury stock                                                           -         (202,104)
    Borrowings on notes payable to bank                                         17,732,467       16,960,201
    Repayments on notes payable to bank                                        (17,390,051)     (16,582,795)
                                                                            ---------------  ---------------
Net cash provided by financing activities                                          342,416          175,302
                                                                            ---------------  ---------------

Net decrease in cash                                                              (126,508)        (307,208)
Cash at beginning of period                                                        304,947          310,288
                                                                            ---------------  ---------------
       Cash at end of period                                                 $     178,439    $       3,080
                                                                            ===============  ===============

Supplemental disclosure information
    Cash paid during the period for:  Interest                               $     122,885    $     199,545
                                      Income taxes                           $     370,621    $     347,045

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      BASIS OF PRESENTATION, GENERAL AND BUSINESS

Abatix Environmental Corp. ("Abatix") and its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), collectively, the "Company," market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. As of June 30, 1998, the Company operated eight distribution centers in six states. The Company, through IESI, imports disposable protective clothing products, some of which are sold through the Abatix distribution channels.

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

(2)      MAJOR VENDORS, CUSTOMERS AND CREDIT RISK

Although no vendor accounted for more than 7% of purchases in the six month periods ended June 30, 1998 and 1997, one product class accounted for approximately 19% of sales those periods. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

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

(3)      EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive securities. For the three and six month periods ended June 30, 1998 and 1997, there were no dilutive securities outstanding.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1997.

RESULTS OF OPERATIONS

Net sales of $10,158,000 for the three months ended June 30, 1998, increased 8% or $763,000 over the same period in 1997 due to increased volume from an expanded customer base and higher pricing. Gross profit of 28% of sales for the three month period ended June 30, 1998, increased from 27% for the same period in 1997.

Selling, general and administrative expenses of $2,154,000 for the three month period ended June 30, 1998 increased 4% over the same period in 1997. Selling, general and administrative expenses were 21% and 22% of sales for the second quarter of 1998 and 1997, respectively.

Interest expense of $66,000 decreased 40% from 1997 interest expense of $111,000 as accelerated collections of accounts receivable reduced borrowings. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

NET RESULTS

Net earnings for the three months ended June 30, 1998 of $376,000 or $.19 per share increased $138,000 from net earnings of $238,000 or $.12 per share for the same period in 1997. The increase in net earnings is primarily due to higher sales volume and lower interest expense.

SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1997.

RESULTS OF OPERATIONS

Net sales of $18,833,000 for the six months ended June 30, 1998, increased 5% or $968,000 over the same period in 1997 due to increased volume from an expanded customer base and higher pricing. Gross profit of 28% of sales for the six month period ended June 30, 1998, increased from 27% for the same period in 1997.

Selling, general and administrative expenses of $4,192,000 for the six month period ended June 30, 1998, increased 3% over the same period in 1997. Selling, general and administrative expenses for the first six months of 1998 and 1997 were 22% and 23% of sales, respectively.

Interest expense of $121,000 decreased 42% from 1997 interest expense of $210,000 as accelerated collections of accounts receivable reduced borrowings. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

NET RESULTS

Net earnings for the six months ended June 30, 1998 of $563,000 or $.29 per share increased $209,000 from net earnings of $354,000 or $.18 per share for the same period in 1997. The increase in net earnings is primarily due to higher sales volume and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first six months of 1998 of $375,000 resulted principally from the growth in accounts receivable and inventory, partially offset by the increase in accounts payable and accrued expenses and the net earnings. The growth in accounts payable, accrued expenses, accounts receivable and inventory is consistent with historical patterns during the first six months of the year.

Cash requirements for non-operating activities during the first six months of 1998 resulted primarily from the purchase of property and equipment amounting to $95,000. The property and equipment expenditures for 1998 have consisted primarily of computer equipment and delivery vehicles.

Cash flow from operations for the entire year of 1998 is expected to be positive. Positive cash flow from operations is expected for 1998 because the rate of revenue growth in 1998 is not expected to exceed the growth rate in 1997 by a level that would require significant net cash flows from operations.

Capital expenditures for 1998 are projected to approximate 1997 expenditures of $286,000 and will be funded through the Company's capital equipment line of credit. The Company has no existing plans to expand geographically in 1998; however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were opened in the current year, the Company would fund the startup expenses through its lines of credit.

The Company's assessment of its potential Year 2000 issues is not complete. A plan has been developed to determine and correct Year 2000 issues for both the Company's information technology and non-information technology systems. In addition, the Company will assess the Year 2000 readiness of third parties with whom the Company has material relationships. To date, the Company has not incurred significant costs and the total cost to complete this project is not known at this time. It is anticipated that the cost to complete this project will be funded through cash flow from operations or borrowing on the lines of credit. The inability of the aforementioned third parties to complete their Year 2000 projects could cause delays in delivery of products, difficulties in the payment for these products and difficulties in the collection of monies owed the Company. After evaluation of the third party responses, the Company will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lessor of 40 percent of eligible inventory or $1,500,000. As of August 11, 1998, there are advances outstanding under this credit facility of $2,806,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $2,694,000 as of August 11, 1998. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of August 11, 1998 were $437,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at prime.

Management believes, that based on its equity position, the Company's current credit facilities can be expanded during the next twelve months, if necessary, and that these facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

Except for the historical information contained herein, the matters set forth in this Form 10-Q are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel. In addition, many of the Company's products are petroleum based. Increases in oil prices or shortages in supply could significantly impact the Company's business and its ability to supply customers with certain products at a reasonable price. Unanticipated Year 2000 problems in the Company's information technology systems, the inability of third parties to be compliant by December 31, 1999, or unavailable financial or non-financial resources to remedy the Year 2000 problems could also cause actual results to differ materially.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. Legal Proceedings --

         The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (Placido Alvarez vs. Abatix Environmental Corp., et al). The Company received notification this lawsuit will be dismissed without prejudice in August 1998.

Item 2. Changes in Securities -- None

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits --

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                June 30, 1998 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --
              There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                             ABATIX ENVIRONMENTAL CORP.
                                             (Registrant)



Date: August 11, 1998                        By: /s/ Frank J. Cinatl, IV
      -----------------                          -----------------------
                                                 Frank J. Cinatl, IV
                                                 Vice President and Chief
                                                 Financial Officer of Registrant
                                                 (Principal Accounting Officer)