Form 10-Q
period 1998-09-30
ABATIX ENVIRONMENTAL CORP
filed 1998-11-12
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1998

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


Common stock outstanding at November 9, 1998 was 1,937,564 shares.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                            Consolidated Balance Sheets

                                                                               September 30,
                                                                                   1998         December 31, 1997
                                   Assets                                      (Unaudited)
                                                                             -----------------  -------------------
Current assets:
    Cash                                                                      $      108,117     $      304,947
    Trade accounts receivable net of allowance for doubtful accounts of
      $505,420 in 1998 and $495,092 in 1997                                        5,777,739          4,768,279
    Inventories                                                                    3,907,967          3,538,355
    Prepaid expenses and other assets                                                259,427            249,426
    Deferred income taxes                                                            178,331            142,466
                                                                             -----------------  -----------------
      Total current assets                                                        10,231,581          9,003,473

Receivables from officers and employees                                               77,669             73,729
Property and equipment, net                                                          477,470            632,120
Deferred income taxes                                                                118,423            115,531
Other assets                                                                          26,296             29,396
                                                                             -----------------  -----------------
                                                                              $   10,931,439     $    9,854,249
                                                                             =================  =================
                    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank                                                     $    2,900,979     $    3,010,733
    Accounts payable                                                               1,313,246          1,230,107
    Accrued compensation                                                             280,677            107,272
    Other accrued expenses                                                           408,518            328,460
                                                                             -----------------  -----------------
       Total current liabilities                                                   4,903,420          4,676,572
                                                                             -----------------  -----------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued
                                                                                           -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,413,814 shares in 1998 and 1997                                               2,414              2,414
    Additional paid-in capital                                                     2,498,508          2,498,508
    Retained earnings                                                              4,935,234          4,084,892
    Treasury stock at cost, 476,250 common shares in 1998 and 1997                (1,408,137)        (1,408,137)
                                                                             -----------------  -----------------
       Total stockholders' equity                                                  6,028,019          5,177,677

Commitments and contingencies
                                                                             -----------------  -----------------
                                                                              $   10,931,439     $    9,854,249
                                                                             =================  =================

See accompanying notes to consolidated financial statements.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                               Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                      ------------------------------------  ------------------------------------
                                                            1998               1997                1998               1997
                                                      -----------------  -----------------  -----------------  -----------------
Net sales                                              $    9,438,094     $    9,201,579     $   28,270,984     $   27,066,829
Cost of sales                                               6,756,806          6,689,819         20,357,211         19,680,803
                                                      -----------------  -----------------  -----------------  -----------------
    Gross profit                                            2,681,288          2,511,760          7,913,773          7,386,026

Selling, general and administrative expenses                2,171,946          2,061,627          6,364,242          6,141,769
                                                      -----------------  -----------------  -----------------  -----------------
       Operating profit                                       509,342            450,133          1,549,531          1,244,257

Other income (expense):
    Interest expense                                          (69,062)          (101,995)          (189,623)          (311,527)
    Other, net                                                  4,750             24,778             16,039             25,781
                                                      -----------------  -----------------  -----------------  -----------------
       Earnings before income taxes                           445,030            372,916          1,375,947            958,511

Income tax expense                                            158,069            140,672            525,605            372,069
                                                      -----------------  -----------------  -----------------  -----------------
       Net earnings                                    $      286,961     $      232,244     $      850,342     $      586,442
                                                      =================  =================  =================  =================

 Basic earnings per common share                       $          .15     $          .12     $          .44     $          .30
                                                      =================  =================  =================  =================
 Diluted earnings per common share                     $          .15     $          .12     $          .44     $          .30
                                                      =================  =================  =================  =================

Weighted average shares outstanding (note 3):
    Basic                                                   1,937,564          1,906,064          1,937,564          1,943,387
                                                      =================  =================  =================  =================
    Diluted                                                 1,937,564          1,906,064          1,937,564          1,943,387
                                                      =================  =================  =================  =================

See accompanying notes to consolidated financial statements.

                                     ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                            -------------------------------------
                                                                                   1998                1997
                                                                            ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                             $       850,342     $      586,442
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                 276,513            286,644
       Deferred income taxes                                                         (38,757)           (73,811)
       (Gain) Loss on disposal of assets                                              (3,310)             5,091
       Changes in assets and liabilities:
          Receivables                                                             (1,009,460)          (206,514)
          Inventories                                                               (369,612)           (20,723)
          Refundable income taxes                                                          -            285,784
          Prepaid expenses and other assets                                          (10,001)            34,110
          Accounts payable                                                            83,139            822,974
          Accrued expenses                                                           253,463            (74,391)
                                                                            ------------------  -----------------
Net cash provided by operating activities                                             32,317          1,645,606
                                                                            ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (127,053)          (241,863)
    Proceeds from sale of property and equipment                                       8,500             22,407
    Advances to officers and employees                                               (29,085)           (20,581)
    Collection of advances to officers and employees                                  25,145             22,944
    Other assets, primarily deposits                                                   3,100              2,936
                                                                            ------------------  -----------------
Net cash used in investing activities                                               (119,393)          (214,157)
                                                                            ------------------  -----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                             -           (212,890)
    Borrowings on notes payable to bank                                           27,361,433         26,694,366
    Repayments on notes payable to bank                                          (27,471,187)       (28,127,616)
                                                                            ------------------  -----------------
Net cash used in financing activities                                               (109,754)        (1,646,140)
                                                                            ------------------  -----------------

Net decrease in cash                                                                (196,830)          (214,691)
Cash at beginning of period                                                          304,947            310,288
                                                                            ------------------  -----------------
       Cash at end of period                                                 $       108,117     $       95,597
                                                                            ==================  =================

Supplemental disclosure information
    Cash paid during the period for:                       Interest          $       191,605     $      310,159
                                                           Income taxes      $       533,766     $      538,615

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation, General and Business

Abatix Environmental Corp. ("Abatix") and its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), collectively, the "Company," market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. As of September 30, 1998, the Company operated eight distribution centers in six states. The Company, through IESI, imports disposable protective clothing products, some of which are sold through the Abatix distribution channels.

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

(2)      Major Vendors, Customers and Credit Risk

Although no vendor accounted for more than 8% of purchases in the nine month periods ended September 30, 1998 and 1997, one product class accounted for approximately 19% of sales during those periods. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Colorado, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers. As of September 30, 1998, approximately 7% and 5% of the trade accounts receivable before allowances were represented by two customers. The Company anticipates payment of the entire balance in the ordinary course of business. In addition, the Company believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts.

(3)      Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive securities. For the three and nine month periods ended September 30, 1998 and 1997, there were no dilutive securities outstanding.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 1998 Compared to Three Month Period Ended September 30, 1997.

Results of Operations

Net sales of $9,438,000 for the three months ended September 30, 1998, increased 3% or $236,000 over the same period in 1997 due to increased volume from an expanded customer. Gross profit of 28% of sales for the three month period ended September 30, 1998, increased from 27% for the same period in 1997 due to improved pricing on purchases.

Selling, general and administrative expenses of $2,172,000 for the three month period ended September 30, 1998 increased 5% over the same period in 1997. Selling, general and administrative expenses were 23% and 22% of sales for the third quarter of 1998 and 1997, respectively.

Interest expense of $69,000 decreased 32% from 1997 interest expense of $102,000 as lower average accounts receivable balances in 1998 resulted in reduced borrowings. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

Net Results

Net earnings for the three months ended September 30, 1998 of $287,000 or $.15 per share increased $55,000 from net earnings of $232,000 or $.12 per share for the same period in 1997. The increase in net earnings is primarily due to higher sales volume and lower interest expense.

Nine Month Period Ended September 30, 1998 Compared to Nine Month Period Ended September 30, 1997.

Results of Operations

Net sales of $28,271,000 for the nine months ended September 30, 1998, increased 4% or $1,204,000 over the same period in 1997 due to increased volume from an expanded customer base. Gross profit of 28% of sales for the nine month period ended September 30, 1998, increased from 27% for the same period in 1997 due to improved pricing on purchases.

Selling, general and administrative expenses of $6,364,000 for the nine month period ended September 30, 1998, increased 4% over the same period in 1997. Selling, general and administrative expenses for the first nine months of 1998 and 1997 were 23% of sales for both periods.

Interest expense of $190,000 decreased 39% from 1997 interest expense of $312,000 as lower average accounts receivable balances in 1998 resulted in reduced borrowings. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

Net Results

Net earnings for the nine months ended September 30, 1998 of $850,000 or $.44 per share increased $264,000 from net earnings of $586,000 or $.30 per share for the same period in 1997. The increase in net earnings is primarily due to higher sales volume and lower interest expense.

Liquidity and Capital Resources

Net cash provided by operations during the first nine months of 1998 of $32,000 resulted principally from the net earnings, the noncash charge for depreciation and amortization, and the increase in accrued expenses and accounts payable, partially offset by the growth in accounts receivable and inventory. The growth in accounts payable, accrued expenses, accounts receivable and inventory is consistent with historical patterns through the third quarter.

Cash flow from operations for the entire year of 1998 is expected to be positive. Positive cash flow from operations is expected for 1998 because the rate of revenue growth in 1998 is not expected to exceed the growth rate in 1997 and, therefore, would not require significant working capital.

Cash requirements for non-operating activities during the first nine months of 1998 resulted primarily from the working capital line of credit payments and the purchase of property and equipment amounting to $127,000. The property and equipment expenditures for 1998 have consisted primarily of computer equipment and delivery vehicles. Capital expenditures for 1998 are not expected to exceed 1997 expenditures of $286,000 and will be funded through the Company's capital equipment line of credit.

The Company has no existing plans to expand geographically in 1998; however, the Company will continue to search for geographic locations that would complement the existing infrastructure. If another location were opened in the current year, the Company would fund the startup expenses through its lines of credit.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $1,500,000. As of November 2, 1998, there are advances outstanding under this credit facility of $2,205,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,295,000 as of November 2, 1998. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of November 2, 1998 were $388,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at prime.

Management believes, that based on its equity position, the Company's current credit facilities can be expanded during the next twelve months, if necessary, and that these facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

Year 2000 Compliance

The Company relies on information technology, such as computer and telecommunications hardware and software systems, in every aspect of its business. In addition, the Company relies on non-information system technology, such as facsimile machines, photocopiers, and similar equipment that typically includes embedded technology such as microcontrollers, to function effectively on a day to day basis. A plan has been developed to assess the impact of the Year 2000 issues on the Company's operations and to replace or repair all critical information technology and non-information technology systems that are not Year 2000 compliant.

The Company is currently assessing the impact of Year 2000 issues on its information technology systems, and has begun remediation efforts in certain areas, principally in the application software used for the day to day operations of the Company. This software package also integrates the accounting system. The anticipated completion date for the assessment, implementation and testing phases of the information technology systems is April 30, 1999. The Company will not begin its assessment of the non-information technology systems until 1999, but anticipates completion by June 30, 1999. In addition, the Company has begun requesting that third parties, with which the Company has material relationships, confirm in writing their plans for Year 2000 compliance. The Company anticipates response from these business partners no later than January 31, 1999. At that time, necessary action, if any, will be taken to minimize the impact to the Company's operations of third parties Year 2000 non-compliance.

To date, the Company has not incurred significant costs, and the total cost to complete this project is not known at this time. It is anticipated the cost to complete this project will be funded through cash flow from operations or borrowings on the lines of credit. The inability of the Company or the aforementioned third parties to complete their Year 2000 projects could prevent delivery of products to customers, receipt of products from suppliers, payment for these products and collection of monies owed the Company. After testing the information technology systems and non-information technology systems and evaluation of the third party responses, the Company will prepare, if necessary, a contingency plan to minimize Year 2000 issues.

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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. Legal Proceedings --

         The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (Placido Alvarez vs. Abatix Environmental Corp., et al). The Company received notification this lawsuit was dismissed without prejudice in August 1998.

Item 2. Changes in Securities -- None

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits --

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                September 30, 1998 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --
              There  were no  reports  on Form 8-K filed  for the  three  months
                September 30, 1998.

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                             ABATIX ENVIRONMENTAL CORP.
                                             (Registrant)


Date: November  9, 1998                  By: /s/ Frank J. Cinatl, IV
      -----------------                      -----------------------
                                             Frank J. Cinatl, IV
                                             Vice President and Chief Financial
                                             Officer of Registrant
                                             (Principal Accounting Officer)