Form 10-K
period 1998-12-31
ABATIX ENVIRONMENTAL CORP
filed 1999-03-30
CIK 845779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998    Commission File Number - 1-10184

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

1,762,148 shares of common stock, $.001 par value, were issued and outstanding on March 24, 1999.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on March 24, 1999 (an aggregate of 786,614 shares out of a total of 1,762,148 shares outstanding at that time) was $2,556,496 computed by reference to the closing price of $3 1/4 on March 24, 1999.

Portions of the Registrant's proxy statement for its 1999 annual meeting of stockholders are incorporated into Part III, herein, by this reference thereto.

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

In March 1989, the Company completed its initial public offering of its securities with the sale of 300,000 units, each consisting of two shares of common stock and one redeemable common stock purchase warrant, at a price of $5.00 per unit. Net proceeds of $1,135,251 were realized from the offering. Pursuant to provisions of the initial public offering, the Company issued, on March 2, 1990, a notice of redemption to the warrantholders with respect to all of its outstanding redeemable common stock purchase warrants, which were exercisable at $3.00 per share. An aggregate of 231,983 of such warrants was exercised pursuant to the notice. In total, 290,983 warrants were exercised, 8,917 were redeemed and 100 were not presented, resulting in net proceeds of $805,616. Proceeds from the exercise of the warrants enabled the Company to increase its capital base and expand its operations.

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

During 1994, because of increased purchasing power, the Company, through IESI, began to import certain products sold through not only the Company's distribution channels, but also other distribution companies not in direct competition with Abatix. The Company continues to evaluate the direct importation of products to obtain a consistent supply of products at lower costs.

In December 1994, because of the significant use of cash, the negative impact on earnings and the limited potential for progress towards profitability, the Company announced plans to discontinue the sorbent manufacturing business of IESI. This process was completed during the second quarter of 1995; however, IESI continues the importation of products.

The Corpus Christi location was closed as of September 30, 1995 primarily because the projected costs to operate the facility exceeded the market potential. As was done prior to opening the Corpus Christi location, Abatix's Houston facility serves the central and south Texas area.

In December 1995, the Company opened its eighth facility in Las Vegas. Although the Las Vegas operation handles the entire product line, its primary focus is the construction tool industry.

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

Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company ("Keliher"), a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, with a satellite facility in Long Beach, is a $3.5 million industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $1,000,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.375 per share and the remainder in cash. This acquisition will be accounted using the purchase method.

On March 22, 1999, the Company decided to close its Denver facility. The Denver facility had sales of approximately $1,449,000, $1,076,000 and $1,544,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company does not expect any significant charges related to the shutdown.

The Company intends to expand and diversify the revenue base through the expansion of product lines, hiring additional personnel, and acquisitions. In addition, the Company is developing an e-commerce site to help solidify relationships with the existing base of customers and expand our presence beyond its local market presence.

(b)      Financial Information About Operating Segments

Information about the Company's operating segments is included in the Notes to the Consolidated Financial Statements at Item 14.

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

Lead Abatement Industry Background

The hazards of lead-based paint have been known for many years; however, the federal and state regulations requiring identification, disclosure and cleanup have been minimal. In early 1996, the EPA and the Department of Housing and Urban Development unveiled rules regarding lead-based paint in the residential markets. These rules give homebuyers the right to test for lead-based paint before any contracts are signed. In addition, although a landlord or home seller is not required to test for lead-based paint, the rules do require disclosure of a known lead hazard.

Many asbestos abatement contractors added lead abatement to their range of services in an attempt to enter a market considered to be in its infancy. The asbestos abatement contractors bring equipment, a trained labor force, and experience working in a regulatory environment to the lead abatement industry. Although the Company does not anticipate a significant increase of lead abatement projects, these rules and their opportunities encourage management. Such rules could create a long-term positive impact on the Company through expenditures for equipment and supplies to ensure the safe and proper removal and disposal of lead paint.

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

Currently, the Company supplies the construction tools industry in its Las Vegas, Los Angeles, and, to a lesser degree, Phoenix facilities. This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets. The real estate market in the Las Vegas area is strong with vacancy rates for commercial properties low and rental rates high and construction of hotels and casinos strong. The condition of the real estate industry in the Los Angeles and Phoenix areas remains stable.

Geographic Distribution of Business

With the acquisition of Keliher, the Company distributes over 30,000 personal protection, safety, hazardous waste remediation and construction tool products to approximately 6,000 customers primarily located in the Southwest, Midwest and Pacific Coast. Approximately 48 percent of its products are sold to asbestos and lead abatement contractors, 23 percent to the industrial safety market, 12 percent to construction related firms and 17 percent to other firms, including hazardous material contractors and other distributors. The Company believes a majority of its sales for the foreseeable future will continue to be made to asbestos and lead abatement contractors, project organizers and managers. At present, the Company estimates its share of the asbestos abatement supply market to be approximately 15 to 20 percent in the geographic markets served by the Company. The Company considers its relationship with its customers to be excellent.

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

The Company maintains sales, distribution and warehouse centers in Santa Fe Springs, Los Angeles, Long Beach and Hayward, California, in Dallas and Houston, Texas, in Phoenix, Arizona, in Las Vegas, Nevada, and in Kent, Washington.

Equipment and Supplies

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns, customer inquiries and industry experiences. The Company maintains an inventory of disposable products and commodities as well as low cost equipment items. Approximately 85 percent of the Company's sales for 1998 and 1997 are of disposable items and commodity products, which are sold to customers at prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company currently does not manufacture or lease any products and does not perform any repairs thereon. The Company distributes, on a limited basis, disposable items under its own private label.

Except with regard to certain specialty equipment associated with asbestos abatement activities such as filtration, vacuum and pressure differential systems, many of the Company's products can be used interchangeably within many of the industries it supplies. Equipment distributed by the Company includes manufacturers' product descriptions and instructions pertaining to use.

Marketing

The Company's marketing program is conducted by its sales representatives, as well as by senior management and the general managers at each of its operating facilities. These sales representatives are compensated by a combination of salary and/or commission, which is based upon, negotiated sales standards.

Backlog

Substantially all the Company's products are shipped to customers within 48 hours following receipt of the order, therefore backlog is not material to the Company's operations.

Inflation

The inflation rate for the U.S. economy has averaged approximately 3 percent annually over the past several years, with the 1998 inflation rate below 2 percent. The 1999 inflation rate is projected to be in the 2 to 3 percent range. The Company believes inflation has not been a substantial concern nor will inflation have a material impact to the Company's operations or profitability in the near term, if inflation remains stable. In the event of increased inflation, the Company anticipates it would be able to pass along increases in product costs to its customers in the form of higher selling prices, thereby having no effect on product margins.

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

Government Regulation

As a supplier of products manufactured by others to the asbestos and lead abatement, industrial safety and hazardous materials industry, the Company's internal operations are not substantially affected by federal laws and regulations including those promulgated by the EPA and OSHA. Most of the contractors and other purchasers of the Company's equipment and supplies are subject to various government regulations, and developments in legislation and regulations affecting manufacturers and purchasers of the Company's products could have a substantial effect on the Company.

Competition

The asbestos and lead abatement, industrial safety, hazardous materials and construction tools supply businesses are highly competitive. These markets are served by a limited number of large national firms as well as many local firms, none of who can be characterized as controlling the market. The Company competes on the basis of price, delivery, credit arrangements and product variety and quality. Substantial regulatory or economic barriers to entry do not characterize the Company's business. Additional companies could enter the asbestos and lead abatement, industrial safety, hazardous materials and construction tools supply industries and may have greater financial, marketing and technical resources than the Company

Employees

As of February 28, 1999, the Company employed a total of 103 full time employees including 4 executive officers, 8 managers, 53 administrative and marketing personnel and 38 clerical and warehouse personnel. The Company believes relations with its employees are excellent.

Item 2.  Description of Properties

The Company's headquarters are located in Dallas, Texas and occupy approximately 3,200 square feet of leased general office space in conjunction with the Dallas branch. This lease expires in July 1999. The Company is currently negotiating for additional lease space in the Dallas area. As of December 31, 1998, the eight distribution facilities lease a total of 105,145 square feet of general office and warehouse space. These facilities range in size from 6,875 square feet to 24,000 with leases expiring between January 1999 and March 2002. In March 1999, the Company decided to close its Denver facility, which lease of 6,875 square feet expired in February 1999.

Item 3. Legal Proceedings

The Company was named as a defendant in a product liability lawsuit filed in the Superior Court of the State of California for the County of Los Angeles - Central District (Placido Alvarez vs. Abatix Environmental Corp., et al, Case No. BC133537). The Company was receiving indemnification under the manufacturer's insurance and legal representation at the cost of the manufacturer. The Company received notification this lawsuit was dismissed without prejudice in August 1998.

In December 1998, the Company was named as a defendant in a lawsuit filed in the District Court of Harris County, Texas (Asbestos Handlers, Inc. ("AHI") vs. Abatix Environmental Corp., et al). The lawsuit alleges the Company and other defendants together participated in the conversion and unauthorized sale of AHI inventory totaling $27,756. The plaintiff seeks actual damages, exemplary damages, interest and attorney's fees. The Company purchased the inventory in good faith and believed that the manager of AHI's Houston facility was representing AHI's interests. Management intends to vigorously defend against this claim.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

(a) The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "ABIX". The following table sets forth the high and low prices for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                          Common Stock
                                              Price
                                   ----------------------------
          1997                        High             Low
-------------------------          -----------      -----------
     First Quarter              $    3 3/8       $    2 1/2
     Second Quarter                 3 15/16           2 3/16
     Third Quarter                   3 3/8              2
     Fourth Quarter                  3 7/16           2 1/2

          1998
-------------------------
     First Quarter              $    3 7/8       $    2 5/8
     Second Quarter                  4 1/2            3 3/8
     Third Quarter                   4 1/4            2 3/4
     Fourth Quarter                 3 15/16           2 3/4

On March 24, 1999, the closing bid price for the common stock was $3 1/4.

(b) As of March 24, 1999, the approximate number of holders of record of the Company's common stock was 700.

(c) The Company has never paid cash dividends on its common stock. The Company presently intends to retain any future earnings to finance the expansion of its business or repay borrowings on its lines of credit and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial conditions, and other relevant factors.

(d) In November 1998, the Board of Directors authorized an additional purchase of up to 250,000 shares of the Company's common stock. With this additional authorization, management has the authority to purchase up to 726,500 shares. As of March 24, 1999, the Company has purchased 652,400 shares, including a block of 102,600 shares in March 1999. In addition to the purchased shares, the Company received 22,766 shares from an officer of the Company as payment for monies owed to the Company of approximately $80,000 in January 1999. Both the block purchase and the shares received from the officer of the Company are held as treasury shares.

Item 6. Selected Financial Data

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors' report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

                                                                     Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                1998           1997           1996           1995           1994
                                             ----------     ----------     ----------     ----------     ----------
Selected Operating Results:
   Net sales                                 $  37,328      $  34,955      $  33,067      $  27,632      $  25,982
   Gross profit                              $  10,481      $   9,651      $   9,202      $   7,977      $   7,164

   Earnings from continuing operations       $   1,167      $     841      $     734      $     813      $     580

   Earnings (loss) from discontinued
     operations, net of income taxes                 -              -             22              -           (363)
                                             ----------     ----------     ----------     ----------     ----------
   Net earnings                              $   1,167      $     841      $     756      $     813      $     217
                                             ==========     ==========     ==========     ==========     ==========

Basic earnings per common share:
   Earnings from continuing operations       $     .60      $     .43      $     .35      $     .37      $     .25
   Earnings (loss) from discontinued
     operations                                      -              -            .01              -           (.16)
                                             ----------     ----------     ----------     ----------     ----------
   Net earnings                              $     .60      $     .43      $     .36      $     .37      $     .09
                                             ==========     ==========     ==========     ==========     ==========

Diluted earnings per common share:
   Earnings from continuing operations       $     .60      $     .43      $     .35      $     .36      $     .25
   Earnings (loss) from discontinued
     operations                                      -              -            .01              -           (.16)
                                             ----------     ----------     ----------     ----------     ----------
   Net earnings                              $     .60      $     .43      $     .36      $     .36      $     .09
                                             ==========     ==========     ==========     ==========     ==========

Weighted average shares outstanding:
     Basic                                       1,934          1,934          2,076          2,207          2,311
                                             ==========     ==========     ==========     ==========     ==========
     Diluted                                     1,934          1,934          2,111          2,238          2,330
                                             ==========     ==========     ==========     ==========     ==========

                                                                       As of December 31,
                                             ----------------------------------------------------------------------
                                                1998           1997           1996           1995           1994
                                             ----------     ----------     ----------     ----------     ----------
Selected Balance Sheet Data:
   Current assets                            $   9,918      $   9,003      $   9,722      $   8,230      $   7,426
   Current liabilities                           4,408          4,676          6,219          4,659          4,208
   Total assets                                 10,596          9,854         10,678          8,977          8,184
   Total liabilities                             4,408          4,676          6,219          4,659          4,283
   Retained earnings                             5,252          4,085          3,244          2,488          1,674
   Stockholders' equity                          6,187          5,178          4,459          4,318          3,901

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Consolidated net sales for the year ended December 31, 1998 increased 7 percent to $37,328,000 from $34,955,000 in 1997. The Abatix operating segment net sales grew 4 percent to $34,928,000 in 1998 and the IESI operating segment net sales increased 70 percent to $2,400,000 in 1998. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base. The increase is also a result of the stable economic conditions in the geographic regions serviced by the Company's facilities. These economic conditions, if maintained, should provide the ability for the Company to grow its revenues in 1999. In addition, the acquisition of Keliher, an industrial supply distributor, in January 1999 provides a larger customer base and the ability to cross sell products to both Keliher and Abatix customers. These efforts also provide the groundwork for broadening the Company's revenues among its different product markets, thereby decreasing its dependence on any one of its markets.

On March 22, 1999, the Company decided to close its Denver facility. The Denver facility had sales of approximately $1,449,000 and $1,076,000 for the years ended December 31, 1998 and 1997, respectively. The Company will serve the Denver market primarily from its Phoenix and Dallas locations.

Industry-wide sales of asbestos abatement products are expected to remain relatively flat for the foreseeable future. The Company believes the current U.S. economic expansion will positively impact its operations. However, the asbestos abatement industry will likely diminish over time as asbestos containing materials, last used in construction during 1977-1980, are removed from schools, office buildings, homes and factories. A 1992 estimate by an industry analyst predicted that as much as $80 billion may be spent nationwide over a 20 year period for asbestos removal, of which the Company estimates $8 billion relates to abatement supplies. Approximately $2 billion in abatement supplies is estimated to be spent during this 20 year period in the geographic areas served by the Company's eight distribution centers. At this potential rate of expenditure, and at a presently estimated 15 to 20 percent market share of the asbestos abatement markets served by the Company, the current and intermediate term effects of the diminishing market are not expected to have a material adverse impact on the Company.

Sales to the hazardous materials remediation, industrial safety and construction tools supply markets are increasing both in absolute amounts and as a percentage of revenues to the Company. The acquisition of Keliher, other potential acquisitions, additional salespeople and internal growth in these markets should decrease the dependency of the Company on any one product or geographic market.

Gross profit in 1998 of $10,481,000 increased 9 percent from gross profit in 1997 of $9,651,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, were approximately 28 percent for 1998 and 1997. Overall margins are expected to remain at their current levels in 1999. However, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for 1998 of $8,373,000 increased 5 percent over 1997 expenses of $7,953,000. The increase was attributable primarily to higher employment costs as a result of additional marketing and support personnel. Selling, general and administrative expenses were 22 percent of sales for 1998 and 23 percent of sales for 1997. These expenses are expected to remain in their current range for 1999. The Company does not expect any significant charges related to the shutdown of its Denver facility.

Other expense, net, of $220,000 in 1998 decreased 40 percent from 1997 expense of $365,000. This decrease is primarily due to lower interest expense resulting from lower borrowings on the Company's working capital line of credit and lower interest rates. The lower borrowings are due to improved receivables and inventory management. Since the Company's lines of credit are tied to the prime rate, any increases in the prime rate would negatively affect the Company's earnings.

Net earnings in 1998 of $1,167,000 or $.60 per share increased $326,000 from net earnings of $841,000 or $.43 per share in 1997. The 39 percent increase in net earnings is primarily due to increased sales volume and lower interest expense, partially offset by higher general and administrative expenses.

The Company's credit policies remain stringent, and accounts receivable written off are below industry experience. Monthly average days of sales in net accounts receivable decreased slightly from 1997 to 1998. The Company believes the reserve for doubtful accounts is adequate.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Results of Continuing Operations

Consolidated net sales from continuing operations for the year ended December 31, 1997 increased 6 percent to $34,955,000 from $33,067,000 in 1996. The Abatix operating segment net sales grew 4 percent to $33,544,000 in 1997 and the IESI operating segment net sales increased 66 percent to $1,412,000 in 1997. The Denver facility had sales of approximately $1,076,000 and $1,544,000 for the years ended December 31, 1997 and 1996, respectively.

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

Liquidity and Capital Resources

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with significant increases in sales volume and/or the addition of new locations. Net cash provided by operations during 1998 of $420,000 resulted principally from net earnings adjusted for non-cash charges and the decrease in inventories, all of which were partially offset by the increase in accounts receivable. The increase in receivables as of December 31, 1998 is due to unusually strong sales in December 1998 as compared to December 1997.

Cash requirements for non-operating activities during 1998 resulted primarily from the working capital line of credit payments, the purchases of property and equipment amounting to $192,000 and the repurchase of the Company's common stock totaling $158,000. The working capital line of credit payments, net of borrowings, occurred as a result of reductions in inventory and better management of accounts receivable. The equipment purchases in 1998 were primarily delivery vehicles and computer equipment. The Company repurchased its common stock because of the Board of Directors' belief that it was undervalued in the marketplace. The repurchase of common stock and purchases of property and equipment were funded by borrowings on the Company's lines of credit.

Cash flow from operations for the entire year of 1999 is expected to be break-even, although at any given point, it may be negative. Break-even cash flow from operations is expected because the rate of revenue growth in 1999 is projected to be higher than 1998, but not at a level that will require significant net cash flows from sources other than operations.

Capital requirements for 1999 are expected to be higher than in 1998 primarily due to the Company's plans to develop an e-commerce site on the internet and to invest in other technology solutions. In addition, the Company's acquisition strategy for increasing the standard of service to the customer base could require higher capital expenditures.

The Company has continued to purchase common stock in open market and privately negotiated transactions. The Company has purchased 134,700 shares of common stock for approximately $443,000 from January 1, 1999 through March 24, 1999, including a 102,600 share block purchase in March 1999. Management has authorization from the Board of Directors to purchase an additional 51,000 shares. The Company will use cash flow from operations and borrowings on the working capital line of credit to fund the purchases of stock.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $1,500,000. As of March 24, 1999, there are advances outstanding under this credit facility of $3,337,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $2,163,000 as of March 24, 1999. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of March 24, 1999 were $360,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

The Company is currently assessing the impact of Year 2000 issues on its information technology systems, and has begun remediation efforts in certain areas, principally in the application software used for the day to day operations of the Company. This software package also integrates the accounting system. In addition, the Company has begun testing and remediation efforts of the personal computers and software used by the employees for day to day operational tasks. The anticipated completion date for the assessment, implementation and testing phases of the information technology systems is July 31, 1999. The Company will not begin its assessment of the non-information technology systems until the second quarter of 1999, and anticipates completion by September 30, 1999. In addition, the Company has begun requesting that third parties, with which the Company has material relationships, confirm in writing their plans for Year 2000 compliance. The Company anticipates response from these business partners no later than May 31, 1999. After testing the information technology systems and non-information technology systems and evaluation of the third party responses, the Company will prepare, if necessary, a contingency plan to minimize Year 2000 issues.

To date, the Company has incurred less than $10,000 in costs related to this project. The total cost to complete this project is not known at this time, but is not expected to exceed $200,000. It is anticipated the cost to complete this project will be funded through cash flow from operations or borrowings on the lines of credit. The inability of the Company or the aforementioned third parties to successfully complete their Year 2000 projects could prevent delivery of products to customers, receipt of products from suppliers, payment for these products and collection of monies owed to the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Since the Company's working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk. An increase of 100 basis points in the United States prime rate would have a $18,000 negative impact on the net earnings of the Company.


Except for the historical information contained herein, the matters set forth in this Form 10-K are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company's petroleum based products and its ability to supply those products at a reasonable price. Among the factors that could impact the Company's ability to continue a successful acquisition strategy are: general economic conditions, adequate capital resources, and retention of key personnel. Unanticipated Year 2000 problems in the Company's information technology systems, the inability of third parties to be compliant by December 31, 1999, or unavailable financial or non-financial resources to remedy the Year 2000 problems could also cause actual results to differ materially.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments. Management of the Company does not expect the adoption of Statement 133 to have a material impact on the Company's financial condition or results of operations.

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated  financial statements and supplementary data are included under
Item 14(a)(l) and (2) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

This Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1998.

Item 11.  Executive Compensation

This Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1998.

Item 13.  Certain Relationships and Related Transactions

This Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1998.

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

(2)(c)         Asset Purchase Agreement for Keliher Hardware Company.*

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

(10)(a)(v)     Employment Agreement with Terry W. Shaver effective January 1,
               1999.*

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

(10)(b)(iv)    Employment Agreement with Gary L. Cox effective January 1, 1999.*

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

(22)           Information Statement dated September 1, 1995 (filed as Exhibit
               (22) to the Report on Form 10-K for the year ended December 31,
               1995).

(23) Consent of Independent Auditors (filed as Exhibit (23) to the Report on Form 10-K for the year ended December 31, 1997).

(27)           Financial Data Schedule for the twelve months ended December 31,
               1998.*

               * Filed herewith as part of the Company's electronic filing.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.


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

Signatures            Title                                      Date


/s/ Terry W. Shaver   President, Chief Executive Officer         March 26, 1999
Terry W. Shaver       and Director (Principal Executive Officer)


/s/ Gary L. Cox       Executive Vice President,                  March 26, 1999
Gary L. Cox           Chief Operating Officer and Director


/s/ Lamont C. Laue    Director                                   March 26, 1999
Lamont C. Laue


/s/ Donald N. Black   Director                                   March 26, 1999
Donald N. Black


/s/ Frank J. Cinatl   Vice President, Chief Financial Officer    March 26, 1999
Frank J. Cinatl, IV   and Director (Principal Accounting Officer)

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                          Page
Independent Auditors' Report                                               F-2

Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and 1997             F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996                                       F-4

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1998, 1997 and 1996                                 F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                                       F-6

  Notes to Consolidated Financial Statements                               F-7


Financial Statement Schedule:
  II - Valuation and Qualifying Accounts for the years ended
        December 31, 1998, 1997 and 1996                                   S-1

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Environmental Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     KPMG LLP


Dallas, Texas
February 19, 1999


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                                                                    1998             1997
                                                                                ------------     ------------
                           Assets
Current assets:
   Cash                                                                         $   223,997      $   304,947
   Trade accounts receivable, net of allowance for doubtful accounts of
     $514,696 in 1998 and $495,092 in 1997 (note 4)                               5,701,314        4,768,279
   Inventories (note 4)                                                           3,424,914        3,538,355
   Prepaid expenses and other assets                                                424,865          249,426
   Deferred income taxes (note 5)                                                   143,299          142,466
                                                                                ------------     ------------
       Total current assets                                                       9,918,389        9,003,473

Receivables from officers and employees                                              79,505           73,729
Property and equipment, net (notes 3 and 4)                                         450,991          632,120
Deferred income taxes (note 5)                                                      120,324          115,531
Other assets                                                                         26,296           29,396
                                                                                ------------     ------------
                                                                                $10,595,505      $ 9,854,249
                                                                                ============     ============

                   Liabilities and Stockholders' Equity Current liabilities
   Notes payable to bank (note 4)                                               $ 2,854,206      $ 3,010,733
   Accounts payable                                                                 958,656        1,230,107
   Accrued compensation                                                             181,071          107,272
   Other accrued expenses                                                           414,416          328,460
                                                                                ------------     ------------
         Total current liabilities                                                4,408,349        4,676,572
                                                                                ------------     ------------

Stockholders' equity (note 6):
   Preferred stock - $1 par value, 500,000 shares authorized; none issued                 -                -
   Common stock - $.001 par value, 5,000,000 shares authorized; issued
     2,413,814 shares                                                                 2,414            2,414
   Additional paid-in capital                                                     2,498,508        2,498,508
   Retained earnings                                                              5,252,301        4,084,892
   Treasury stock at cost, 517,700 common shares in 1998 and 476,250
     common shares in 1997                                                       (1,566,067)      (1,408,137)
                                                                                ------------     ------------
       Total stockholders' equity                                                 6,187,156        5,177,677

Commitments and contingencies (note 10)
                                                                                ------------     ------------
                                                                                $10,595,505      $ 9,854,249
                                                                                ============     ============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 1998, 1997 and 1996

                                                                 1998             1997             1996
                                                             ------------     ------------     ------------
Net sales                                                    $37,327,629      $34,955,477      $33,066,831
Cost of sales                                                 26,846,279       25,304,902       23,864,836
                                                             ------------     ------------     ------------
       Gross profit                                           10,481,350        9,650,575        9,201,995

Selling, general and administrative expenses                  (8,373,030)      (7,953,179)      (7,707,546)
Special credit (note 2)                                                -                -           56,711
                                                             ------------     ------------     ------------
       Operating profit                                        2,108,320        1,697,396        1,551,160

Other income (expense):
   Interest income                                                15,824           36,187           19,840
   Interest expense                                             (238,706)        (381,655)        (359,712)
   Other, net                                                      2,400          (19,215)         (15,944)
                                                             ------------     ------------     ------------
       Earnings from continuing operations before
         income taxes                                          1,887,838        1,332,713        1,195,344

Income tax expense (note 5)                                     (720,429)        (491,607)        (460,941)
                                                             ------------     ------------     ------------
       Earnings from continuing operations                     1,167,409          841,106          734,403

Discontinued operations - earnings on discontinuance
     of business, net of tax expense of $8,348 (note 2)                -                -           21,545
                                                             ------------     ------------     ------------
       Net earnings                                          $ 1,167,409      $   841,106      $   755,948
                                                             ============     ============     ============

Basic earnings per common share:
   Earnings from continuing operations                       $       .60      $       .43      $       .35
   Earnings from discontinued operations                               -                -              .01
                                                             ------------     ------------     ------------
       Net earnings                                          $       .60      $       .43      $       .36
                                                             ============     ============     ============

Diluted earnings per common share:
   Earnings from continuing operations                       $       .60      $       .43      $       .35
   Earnings from discontinued operations                               -                -              .01
                                                             ------------     ------------     ------------
       Net earnings                                          $       .60      $       .43      $       .36
                                                             ============     ============     ============

Weighted average shares outstanding (note 1(f)):
     Basic                                                     1,933,769        1,933,896        2,076,241
                                                             ============     ============     ============
     Diluted                                                   1,933,769        1,933,896        2,110,582
                                                             ============     ============     ============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996

                                       Additional
                                      Common Stock                                           Treasury Stock
                                 -----------------------     Paid-in        Retained     -----------------------       Total
                                   Shares       Amount       Capital        Earnings       Shares       Amount         Equity
                                 -----------  ----------   ------------   ------------   ----------  ------------   ------------
Balance at December 31, 1995      2,366,314   $   2,366    $ 2,365,118    $ 2,487,838      207,100   $  (537,544)   $ 4,317,778

  Purchase of treasury stock              -           -              -              -      185,650      (657,703)      (657,703)

  Exercise of stock options          15,000          15         42,485              -            -             -         42,500

  Net earnings                            -           -              -        755,948            -             -        755,948
                                 -----------   ---------   ------------   ------------   ----------  ------------   ------------
Balance at December 31, 1996      2,381,314       2,381      2,407,603      3,243,786      392,750    (1,195,247)     4,458,523

  Purchase of treasury stock              -           -              -              -       83,500      (212,890)      (212,890)

  Exercise of stock options          32,500          33         90,905              -            -             -         90,938

  Net earnings                            -           -              -        841,106            -             -        841,106
                                 -----------   ---------   ------------   ------------   ----------  ------------    -----------
Balance at December 31, 1997      2,413,814       2,414      2,498,508      4,084,892      476,250    (1,408,137)     5,177,677

  Purchase of treasury stock              -           -              -              -       41,450      (157,930)      (157,930)

  Net earnings                            -           -              -      1,167,409            -             -      1,167,409
                                 -----------  ----------   ------------   ------------   ----------  ------------   ------------
Balance at December 31, 1998      2,413,814   $   2,414    $ 2,498,508    $ 5,252,301      517,700   $(1,566,067)   $ 6,187,156
                                 ===========  ==========   ============   ============   ==========  ============   ============

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996

                                                                  1998             1997             1996
                                                              ------------     ------------     ------------
Cash flows from operating activities:
   Net earnings                                               $ 1,167,409      $   841,106      $   755,948
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                367,789          378,076          392,019
     Deferred income taxes                                         (5,626)         (74,106)
                                                                                                     (7,515)
     Loss (gain) on disposal of assets                             (3,310)           2,681           15,805
     Changes in assets and liabilities:
       Receivables                                               (933,035)         527,570         (925,254)
       Inventories                                                113,441          (97,798)        (352,281)
       Refundable income taxes                                          -          285,784         (285,784)
       Prepaid expenses and other assets                         (175,439)          36,365          (62,604)
       Net liabilities of discontinued operations                       -                -          (56,813)
       Accounts payable                                          (271,451)         163,680         (474,877)
       Accrued expenses                                           159,755           69,645          (63,121)
                                                              ------------     ------------     ------------
Net cash provided by (used in) operating activities               419,533        2,133,003       (1,064,477)
                                                              ------------     ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment                            (191,850)        (285,900)        (611,407)
   Proceeds from sale of property and equipment                     8,500           36,666           33,000
   Advances to officers and employees                             (40,609)         (25,647)         (51,270)
   Collection of advances to officers and employees                34,833           28,265           45,500
   Other assets, primarily deposits                                 3,100            6,426            3,171
                                                              ------------     ------------     ------------
Net cash used in investing activities                            (186,026)        (240,190)        (581,006)
                                                              ------------     ------------     ------------

Cash flows from financing activities:
   Exercise of stock options                                            -           90,938           42,500
   Purchase of treasury stock                                    (157,930)        (212,890)        (657,703)
   Borrowings on notes payable to bank                         36,258,601       34,600,365       36,133,863
   Repayments on notes payable to bank                        (36,415,128)     (36,376,567)     (33,978,756)
                                                              ------------     ------------     ------------
Net cash (used in) provided by financing activities              (314,457)      (1,898,154)       1,539,904
                                                              ------------     ------------     ------------

Net decrease in cash                                              (80,950)          (5,341)        (105,579)
Cash at beginning of year                                         304,947          310,288          415,867
                                                              ------------     ------------     ------------
       Cash at end of year                                    $   223,997      $   304,947      $   310,288
                                                              ============     ============     ============

See accompanying notes to consolidated financial statements.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

         (a)  General

              Abatix Environmental Corp. ("Abatix") and subsidiary (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. At December 31, 1998, the Company operated eight distribution centers in six states. The Company discontinued the sorbent manufacturing business of its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation, in December 1994 (see note 2). However, IESI continues to import disposable products sold primarily through the Company's distribution channels.

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

              The accompanying consolidated financial statements include the accounts of Abatix and IESI. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency in presentation.

         (b)  Inventories

              Inventories consist of materials and equipment for resale and are stated at the lower of cost, determined by a method that approximates the first-in, first-out method, or market.

         (c)  Property and Equipment

              Property and equipment are stated at cost. Depreciation for financial statement purposes is provided by the straight-line method over the estimated useful lives of the depreciable properties.

         (d) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

              The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (e)  Revenue Recognition

              Revenue is recognized when the goods are shipped.

         (f)  Earnings per Share

              Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive securities. As of December 31, 1998 and 1997, there were no dilutive securities outstanding. The following table reconciles the weighted average shares used for basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996.

                                                    1998             1997             1996
                                                ------------     ------------     ------------
Weighted average shares outstanding - basic       1,933,769        1,933,896        2,076,241

Dilutive effects of stock options and
     warrants                                             -                -           34,341
                                                ------------     ------------     ------------

Weighted average shares outstanding -
     diluted                                      1,933,769        1,933,896        2,110,582
                                                ============     ============     ============

         (g)  Statements of Cash Flows

              For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1998 or 1997.

              The Company paid interest of $247,298, $383,735 and $351,645 in 1998, 1997 and 1996, respectively, and income taxes of $667,963, $524,635 and $736,544 in 1998, 1997 and 1996, respectively.

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

         (i)  Stock-Based Compensation

              In accordance  with  Statement of Financial  Accounting  Standards
              ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company applies the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("Opinion 25"), and related interpretations and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement 123 had been applied. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

         (j)  Comprehensive Income

              SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"), requires companies to report all components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. The Company has no "other comprehensive income."

(2)      Restructuring and Discontinued Operations

         On December 15, 1994, the Company announced a formal plan to discontinue the sorbent manufacturing business of IESI and recorded an estimated loss on disposal of IESI in 1994 of $139,487, net of taxes. This estimated loss on disposal primarily included costs related to the remaining lease obligation on the facility, the writedown of fixed assets and inventory to net realizable value and the estimated loss from operations up to the expected disposal date. Except for the remaining lease obligation discussed below, actual costs through December 31, 1996 approximated management's estimate.

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

 (3)     Property and Equipment

         A summary of property and equipment at December 31, 1998 and 1997 follows:

                                                Estimated
                                               Useful Life           1998             1997
                                             ---------------     ------------     ------------
Furniture and equipment                       3 - 10 years       $ 1,767,738      $ 1,676,136
Transportation equipment                       3 - 5 years           423,890          359,006
Leasehold improvements                         3 - 5 years            71,715           70,915
                                                                 ------------     ------------
                                                                   2,263,343        2,106,057
Less accumulated depreciation and
   amortization                                                    1,812,352        1,473,937
                                                                 ------------     ------------
Net property and equipment                                       $   450,991      $   632,120
                                                                 ============     ============

(4)      Notes Payable to Bank

         At December 31, 1998, the Company had two lines of credit with a bank that are due on demand. A working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or
         $1,500,000, up to a maximum of $5,500,000. Under this formula, the Company had the capability to borrow $5,500,000 at December 31, 1998, of which approximately $2,516,000 was used. A capital equipment facility provides for individual borrowings, aggregating up to $550,000, at 80 percent of the purchased equipment's cost. At December 31, 1998, the Company had borrowed approximately $338,000 on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest. During 1998, the Company negotiated a one-quarter of one percent reduction in its rate, thereby reducing the rate of interest on its agreements to prime. As of December 31, 1998 and 1997, the Company's rate of interest on these agreements was 7.75 percent and 8.75 percent, respectively. These credit facilities are secured by accounts receivable, inventories and equipment.

 (5)     Income Taxes

         Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of:

                                                     1998             1997             1996
                                                 ------------     ------------     ------------
Continuing Operations:
  Current:
     Federal                                     $   605,621      $   483,323      $   413,759
     State                                           120,433           82,390           72,083
  Deferred:
     Federal                                          (5,766)         (63,253)         (23,775)
     State                                               141          (10,853)          (1,126)
                                                 ------------     ------------     ------------
        Income tax expense related
             to continuing operations                720,429          491,607           460,941

Discontinued operations:
  Current                                                  -                -           (9,038)
  Deferred                                                 -                -           17,386
                                                 ------------     ------------     ------------
Total income tax expense                         $   720,429      $   491,607      $   469,289
                                                 ============     ============     ============

         A reconciliation of expected federal income tax expense relating to continuing operations (based on the U.S. corporate income tax rate of 34 percent) to actual income tax expense for the years ended December 31, 1998, 1997 and 1996 follows:

                                                       1998             1997             1996
                                                   ------------     ------------     ------------
Expected income tax expense                        $   641,865      $   453,122      $   406,417
State income taxes, net of related federal
     tax benefit                                        79,579           47,215           46,832
Nondeductible meals and entertainment expense
                                                         6,479           11,119           13,047
Other                                                   (7,494)         (19,849)          (5,355)
                                                   ------------     ------------     ------------
Actual income tax expense relating to
     continuing operations                         $   720,429      $   491,607      $   460,941
                                                   ============     ============     ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 follow:

                                                      1998             1997
                                                  ------------     ------------
Deferred tax assets:
     Allowance for doubtful accounts              $   196,283      $   188,499
     Inventory reserve                                 25,921                -
     Property and equipment, principally due to
         differences in depreciation                  120,324          115,531
                                                  ------------     ------------
         Total gross deferred tax assets              342,528          304,030

Deferred tax liabilities - prepaid expenses           (78,905)         (46,033)
                                                  ------------     ------------

         Net deferred tax assets                  $   263,623      $   257,997
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

         In 1994, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors could grant stock options to officers and key employees. The Plan authorized grants of up to 140,000 shares of authorized but unissued common stock. Stock options were granted with an exercise price equal to or greater than the stock's fair market value at the date of grant. All options vested on the grant date. At December 31, 1998 and 1997, there were no additional shares available for grant under the Plan. The per share weighted average fair value of stock options granted during 1996 was $1.14 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 7.0%, expected volatility of 58%, expected dividend yield of 0%, and an expected life ranging from one to two years.

         The Company applies Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recognized compensation cost based on the fair value at the grant date for its stock options under Statement 123, there would be no effect on the Company's net earnings and earnings per share in 1998 and 1997 and the Company's net earnings and earnings per share for 1996 would be reduced to the following pro forma amounts:

                                               1996
                                         -----------------
Net earnings:
    As reported                              $755,948
    Pro forma                                $743,609

Diluted earnings per share:
    As reported                                $.36
    Pro forma                                  $.36

         Options activity for the three years ended December 31, 1998 is as follows:

                                                                      Weighted
                                                     Number of        Average
                                                    Shares Under     Price Per
                                                       Option           Share
                                                    ------------     ----------
Outstanding at December 31, 1995                        145,000      $    2.71
     Granted                                              7,500           3.88
     Exercised                                          (15,000)          2.83
     Expired                                            (70,000)          2.46
                                                    ------------
Outstanding at December 31, 1996                         67,500           3.06
     Exercised                                          (32,500)          2.80
     Expired                                            (35,000)          2.99
                                                    ------------
Outstanding at December 31, 1997 and 1998                     -
                                                    ============

Shares exercisable at December 31, 1996                  67,500      $    3.06
                                                    ============

         The Company granted various consultants warrants to purchase shares of common stock as part of an agreement to secure their services. These warrants were granted with exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant and were exercisable immediately. The activity of warrants granted to various consultants is summarized in the following table:

                                                                    Weighted
                                                                    Average
                                                    Number of      Price Per
                                                     Shares          Share
                                                  ------------     ----------
Outstanding at December 31, 1995                       10,000      $    4.50
     Expired                                          (10,000)          4.50
                                                  ------------
Outstanding at December 31, 1996                            -
                                                  ============

         Since November 1994, the Board of Directors approved the repurchase of 726,500 shares of the Company's common stock, of which the Company has purchased 517,700 shares, including 41,450 shares during 1998.

(7)      Benefit Plans

         The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company to deduct and contribute a portion of their salary to the plan. The Company may also, at its discretion, match a portion of employee contributions to the plan. Contributions by the Company to the 401(k) plan aggregated $38,154, $59,195 and $46,549 during 1998, 1997 and 1996, respectively.

(8)      Fair Value of Financial Instruments

         The reported amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying value of notes payable to bank approximates fair value because these instruments bear interest at current market rates.

(9)      Segment Information

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. Identification of operating segments was based principally upon differences in the types and distribution channel of products. The Company's reportable segments consist of Abatix and IESI. The Abatix operating segment includes eight aggregated branches, principally engaged in distributing environmental, safety and construction supplies to contractors and industrial manufacturing facilities in the western half of the United States and the Company's corporate operations. The IESI operating segment, which consists of the Company's wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States.

         The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes and accounting changes, and after an allocation of corporate expenses. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

         Summarized  financial  information  concerning the Company's reportable
         segments  is  shown  in  the  following  table.   There  are  no  other
         significant noncash items.

                                                Abatix            IESI            Totals
                                             ------------     ------------     ------------
                 1998
----------------------------------------
Sales from external customers                $34,928,236      $ 2,399,393      $37,327,629
Intersegment sales                                     -          872,332          872,332
Interest revenue                                  15,767               57           15,824
Interest expense                                 238,706                -          238,706
Depreciation and amortization                    363,089            4,700          367,789
Segment profit                                 1,585,546          305,333        1,890,879
Segment assets                                10,706,982          993,048       11,700,030
Capital expenditures                             177,670           14,180          191,850

                 1997
----------------------------------------
Sales from external customers                $33,543,501      $ 1,411,976      $34,955,477
Intersegment sales                                     -          822,721          822,721
Interest revenue                                  36,001              186           36,187
Interest expense                                 381,655                -          381,655
Depreciation and amortization                    374,940            3,136          378,076
Segment profit                                 1,155,745          182,471        1,338,216
Segment assets                                10,011,038          997,816       11,008,854
Capital expenditures                             285,029              871          285,900

                 1996
----------------------------------------
Sales from external customers                $32,214,119      $   852,712      $33,066,831
Intersegment sales                                     -          807,422          807,422
Interest revenue                                  19,840                -           19,840
Interest expense                                 359,712                -          359,712
Depreciation and amortization                    390,865            1,154          392,019
Segment profit                                 1,052,294 (a)      171,330 (b)    1,223,624
Segment assets                                10,847,222          598,642       11,445,864
Capital expenditures                             603,946            7,461          611,407

(a) Amount includes a special credit of $56,711 related to the termination of a lease from a closed branch location. See Note 2.
(b) Amount includes a special credit of $29,893 related to the termination of a lease from a discontinued line of business. See Note 2.

         Below is a reconciliation of (i) total segment profit to earnings from continuing operations before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                    1998             1997             1996
                                                ------------     ------------     ------------
Profit for reportable segments                  $ 1,890,879      $ 1,338,216      $ 1,223,624
   Elimination of intersegment profits               (3,041)          (5,503)           1,613
   Pretax earnings from discontinued
      operations                                          -                -          (29,893)
                                                ------------     ------------     ------------
Income from continuing operations before
   income taxes                                 $ 1,887,838      $ 1,332,713      $ 1,195,344
                                                ============     ============     ============

Total assets for reportable segments            $11,700,030      $11,008,854      $11,445,864
   Elimination of intersegment assets            (1,104,525)      (1,154,605)        (767,892)
                                                ------------     ------------     ------------
Total assets                                    $10,595,505      $ 9,854,249      $10,677,972
                                                ============     ============     ============

         The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Colorado, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During 1998, 1997 and 1996, no single customer accounted for more than 10 percent of net sales, although sales to asbestos and lead abatement contractors was approximately 48% of consolidated net sales in 1998, 1997 and 1996. A reduction in spending on asbestos or lead abatement projects could significantly impact sales.

         Although no vendor accounted for more than 8% of purchases, one product class accounted for approximately 18% of net sales during the last three years. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

(10)     Commitments and Contingencies

         The Company leases warehouse and office facilities under long-term noncancelable operating leases expiring at various dates through March 2002. The following is a schedule of future minimum lease payments under these leases as of December 31, 1998:

                              1999          $   415,637
                              2000              227,825
                              2001              128,964
                              2002               32,241
                                            ------------
                                            $   804,667
                                            ============

         Rental expense for continuing operations under operating leases for the years ended December 31, 1998, 1997 and 1996 was $589,658, $549,612 and
         $491,374, respectively.

         The Company has employment agreements with four key employees. The agreements provide for minimum aggregate cash compensation as follows:

                             1999          $   533,325
                             2000              451,600
                             2001              111,600
                             2002                9,300
                                           ------------
                                           $ 1,105,825
                                           ============

         The Company was named as a defendant in a product liability lawsuit resulting in injury. The Company received indemnification under the manufacturer's insurance and legal representation at the cost of the manufacturer. The Company received notification this lawsuit was dismissed without prejudice in August 1998.

         In December 1998, the Company was named as a defendant in a lawsuit alleging the Company and other defendants together participated in the conversion and unauthorized purchase of inventory totaling $27,756 from a customer of the Company. The plaintiff seeks actual damages, exemplary damages, interest and attorney's fees. The Company purchased the inventory in good faith and believed that the manager of the customer's Houston facility was representing the customers' interests. Management intends to vigorously defend against this claim.

(11)     Subsequent Events

         In January 1999, the Company received 22,766 shares of common stock from an officer of the Company as payment for approximately $80,000 owed to the Company. The shares received from the officer of the Company are held as treasury shares.

         Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company ("Keliher"), a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, with a satellite facility in Long Beach, is an industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $1,000,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.375 per share and the remainder in cash. This acquisition will be accounted using the purchase method.

                                                                    Schedule II

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

                        Valuation and Qualifying Accounts
                  Years ended December 31, 1998, 1997 and 1996

                                                               Additions
                                              Balance at       charged to
                                             beginning of      costs and                        Balance at
                                                 year           expenses        Deductions      end of year
                                             ------------     ------------     ------------     ------------
Year ended December 31:
   Allowance for Doubtful Accounts:
       1998                                  $   495,092          114,515           94,911  A       514,696
                                             ============     ============     ============     ============

       1997                                  $   376,117          215,396           96,421  A       495,092
                                             ============     ============     ============     ============

       1996                                  $   343,750          196,772          164,405  A       376,117
                                             ============     ============     ============     ============

   Inventory Reserve:
       1998                                  $         -           69,321                -           69,321
                                             ============     ============     ============     ============

   Reserve for Loss on Discontinuance of
     Business:
       1996                                  $    54,050                -           54,050  B             -
                                             ============     ============     ============     ============

   Reserve for Loss on Closure of Branch
     Location:
       1996                                  $    72,298                -           72,298  B             -
                                             ============     ============     ============     ============

A     Represents the write-off of uncollectible accounts.
B Primarily represents the reversal of the reserves due to the termination of the Company's lease obligation. See Note 2 to the consolidated financial statements.

                                      S-1