Form 10-Q
period 1999-03-31
ABATIX ENVIRONMENTAL CORP
filed 1999-05-19
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1999

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

Common stock outstanding at May 14, 1999 was 1,762,148 shares.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                  March 31,
                                                                                    1999         December 31, 1998
                                   ASSETS                                       (Unaudited)
                                                                              -----------------  ------------------
Current assets:
    Cash                                                                        $      57,127     $      223,997
    Trade accounts receivable, net of allowance for doubtful accounts of
      $542,965 in 1999 and $514,696 in 1998                                         6,026,807          5,701,314
    Inventories                                                                     4,423,812          3,424,914
    Prepaid expenses and other assets                                                 345,788            424,865
    Deferred income taxes                                                             154,247            143,299
                                                                              -----------------  ------------------
      Total current assets                                                         11,007,781          9,918,389

Receivables from officers and employees                                                 2,689             79,505
Property and equipment, net                                                           542,056            450,991
Deferred income taxes                                                                 121,882            120,324
Intangible assets at cost, net of amortization of $8,152                               89,675                  -
                                                                              -----------------  ------------------
Other assets                                                                           58,046             26,296
                                                                              -----------------  ------------------
                                                                                $  11,822,129      $  10,595,505
                                                                              =================  ==================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to bank                                                       $   3,828,806      $   2,854,206
    Accounts payable                                                                1,444,850            958,656
    Accrued compensation                                                              204,138            181,071
    Other accrued expenses                                                            488,182            414,416
                                                                              -----------------  ------------------
       Total current liabilities                                                    5,965,976          4,408,349
                                                                              -----------------  ------------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,437,314 and 2,413,814 shares in 1999 and 1998, respectively                    2,438              2,414
    Additional paid-in capital                                                      2,574,559          2,498,508
    Retained earnings                                                               5,367,560          5,252,301
    Treasury stock at cost, 675,166 and 517,700 common shares in 1999 and
       1998, respectively                                                          (2,088,404)        (1,566,067)
                                                                              -----------------  ------------------
       Total stockholders' equity                                                   5,856,153          6,187,156

Commitments and contingencies
                                                                              -----------------  ------------------
                                                                                 $ 11,822,129      $  10,595,505
                                                                              =================  ==================

See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended
                                                                      March 31,
                                                         -------------------------------------
                                                               1999               1998
                                                         -----------------  ------------------
Net sales                                                  $   9,878,194      $   8,674,755
Cost of sales                                                  7,143,178          6,264,687
                                                         -----------------  ------------------
    Gross profit                                               2,735,016          2,410,068

Selling, general and administrative expenses                   2,475,782          2,038,195
                                                         -----------------  ------------------
       Operating profit                                          259,234            371,873

Other income (expense):
    Interest expense                                             (68,042)           (54,489)
    Other, net                                                      (495)             4,748
                                                         -----------------  ------------------
       Earnings before income taxes                              190,697            322,132

Income tax expense                                                75,438            134,667
                                                         -----------------  ------------------
       Net earnings                                        $     115,259      $     187,465
                                                         =================  ==================

 Basic earnings per common share                           $         .06      $         .10
                                                         =================  ==================
 Diluted earnings per common share                         $         .06      $         .10
                                                         =================  ==================

Weighted average shares outstanding (note 2):
    Basic                                                      1,869,907          1,937,564
                                                         =================  ==================
    Diluted                                                    1,869,907          1,937,564
                                                         =================  ==================


See accompanying notes to consolidated financial statements.


                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                             -------------------------------------
                                                                                   1999                1998
                                                                             ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                               $     115,259      $      187,465
    Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                 106,377              92,086
       Deferred income taxes                                                         (12,506)            (10,348)
       Changes in assets and liabilities:
          Receivables                                                                 (3,988)           (477,275)
          Inventories                                                               (437,086)           (330,811)
          Prepaid expenses and other assets                                           87,765              42,721
          Accounts payable                                                            63,432             996,330
          Accrued expenses                                                           (37,247)            112,522
                                                                             ------------------  -----------------
Net cash provided by (used in) operating activities                                 (117,994)            612,690
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                               (87,433)            (44,842)
    Proceeds from sale of property and equipment                                           -                   -
    Business acquisitions, net of cash acquired                                      (38,960)                  -
    Advances to officers and employees                                                (8,981)            (10,578)
    Collection of advances to officers and employees                                   9,116              10,129
    Other assets                                                                     (21,848)             (1,200)
                                                                             ------------------  -----------------
Net cash used in investing activities                                               (148,106)            (46,491)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                      (442,656)                  -
    Borrowings on notes payable to bank                                            9,639,832           7,917,350
    Repayments on notes payable to bank                                           (9,097,946)         (8,600,477)
                                                                             ------------------  -----------------
Net cash (used in) provided by financing activities                                   99,230            (683,127)
                                                                             ------------------  -----------------

Net decrease in cash                                                                (166,870)           (116,928)
Cash at beginning of period                                                          223,997             304,947
                                                                             ------------------  -----------------
       Cash at end of period                                                   $      57,127       $     188,019
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

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION, GENERAL AND BUSINESS

Abatix Environmental Corp. ("Abatix") and its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), collectively, the "Company," market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. As of March 31, 1999, the Company operated ten sales and distribution centers in six states. The Company, through IESI, imports disposable protective clothing products, some of which are sold through the Abatix distribution channels.

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

(2)      EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive securities. For the three month periods ended March 31, 1999 and 1998, there were no dilutive securities outstanding.

(3)      SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

Cash paid for interest was $59,193 and $58,460 for the three months ended March 31, 1999 and 1998, respectively. Cash paid for income taxes was $84,439 and $67,121 for the three months ended March 31, 1999 and 1998, respectively. In January 1999, the Company received 22,766 shares of common stock from an officer of the Company as payment for approximately $80,000 owed to the Company.
These shares are held as treasury shares.

(4)      SEGMENT INFORMATION

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company's reportable segments consist of Abatix and IESI. The Abatix operating segment includes eight aggregated branches, principally engaged in distributing environmental, safety and construction supplies to contractors and industrial manufacturing facilities in the western half of the United States and the Company's corporate operations.

The IESI operating segment, which consists of the Company's wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States.

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its operating segments based on earnings before income taxes and accounting changes, and after an allocation of corporate expenses. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company's reportable segments is shown in the following table. There are no other significant noncash items.

                                                 Abatix                   IESI                   Totals
                                             ----------------       -----------------       -----------------
            MARCH 31, 1999
----------------------------------------
Sales from external customers                     $9,112,784               $765,410              $9,878,194
Intersegment sales                                         -                236,639                 236,639
Interest revenue                                         574                      -                     574
Interest expense                                      68,042                      -                  68,042
Depreciation and amortization                        104,553                  1,824                 106,377
Segment profit                                        94,909                106,060                 200,969
Segment assets                                    11,830,038                923,296              12,753,334
Capital expenditures                                  87,433                      -                  87,433

            MARCH 31, 1998
----------------------------------------
Sales from external customers                     $8,174,927               $499,828              $8,674,755
Intersegment sales                                         -                242,487                 242,487
Interest revenue                                       5,910                     16                   5,926
Interest expense                                      54,489                      -                  54,489
Depreciation and amortization                         91,391                    695                  92,086
Segment profit                                       244,710                 86,319                 331,029
Segment assets                                    10,295,673                973,165              11,268,838
Capital expenditures                                  44,702                    140                  44,842

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.


                                                                     March 31,
                                                     ------------------------------------------
                                                            1999                   1998
                                                     -------------------    -------------------
Profit for reportable segments                               $200,969               $331,029
   Elimination of intersegment profits                        (10,272)                (8,897)
                                                     -------------------    -------------------
Earnings before income taxes                                 $190,697               $322,132
                                                     ===================    ===================

Total assets for reportable segments                      $12,753,334            $11,268,838
   Elimination of intersegment assets                        (931,205)              (673,333)
                                                     -------------------    -------------------
Total assets                                              $11,822,129            $10,595,505
                                                     ===================    ===================

The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Colorado, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 1999 and 1998, no single customer accounted for more than 10 percent of net sales, although sales to asbestos and lead abatement contractors was approximately 40% and 48% of consolidated net sales in those periods, respectively. A reduction in spending on asbestos or lead abatement projects could significantly impact sales.

Although no vendor accounted for more than 8% of purchases, one product class accounted for approximately 15% and 18% of net sales during the three months ended March 31, 1999 and 1998, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

(5)      ACQUISITION AND DISPOSITION OF ASSETS

Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company ("Keliher"), a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, with a satellite facility in Long Beach, is a $3.5 million industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $1,000,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.375 per share and $35,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, results of Keliher's operations are included in the Company's Consolidated financial statements since the acquisition date. The purchase price exceed the fair value of net assets acquired by approximately $98,000, which is being amortized on a straight line basis over three years. The pro forma effects of this transaction as if it had occurred at the beginning of 1998 are not significant.

On April 6, 1999, the Company closed its Denver facility. The Denver facility had sales of approximately $338,000 and $391,000 for the three months ended March 31, 1999 and 1998, respectively. The Company will serve the Denver market primarily from its Phoenix and Dallas locations. Expenses related to the shutdown of this location are expected to be minimal.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1998.

Consolidated net sales for the three months ended March 31, 1999, increased 14 percent to $9,878,000 from $8,675,000 in 1998. The Abatix operating segment net sales grew 11 percent to $9,113,000 in 1999 and the IESI operating segment net sales increased 53 percent to $765,000 in 1999. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including the acquisition of Keliher. The acquisition of Keliher, an industrial supply distributor, provides a larger customer base and the ability to cross sell products to both Keliher and Abatix customers. The increase in net sales is also a result of the stable economic conditions in the geographic regions serviced by the Company's facilities. These economic conditions, if maintained, should provide the ability for the Company to internally grow its revenues in 1999.

On April 6, 1999, the Company closed its Denver facility and will now serve the Denver market primarily from its Phoenix and Dallas locations. The Denver facility had sales of approximately $338,000 and $391,000 for the three months ended March 31, 1999 and 1998, respectively. The Company does not expect any significant charges related to the shutdown of its Denver facility.

Gross profit in the first quarter of 1999 of $2,735,000 increased 13 percent from gross profit in 1998 of $2,410,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. However, the Company's gross profit margins, expressed as a percentage of sales, were approximately 28 percent for 1999 and 1998. Although overall margins are expected to remain at their current levels in 1999, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first three months of 1999 of $2,476,000 increased 21 percent over 1998 expenses of $2,038,000. The increase was attributable primarily to the inclusion of Keliher costs and the hiring of additional sales and support personnel. Selling, general and administrative expenses were 25 percent of sales for 1999 and 24 percent of sales for 1998. As a percent of sales, these expenses are higher in 1999 due to the higher cost structure of Keliher, the costs to integrate the operations of Keliher, including certain nonrecurring costs, and payroll and benefit costs associated with our investment in new sales and support personnel. Leases on three facilities will be renegotiated during 1999. Rental rates are anticipated to be higher with the new leases as a result of improved real estate conditions. Depending on the negotiations of the leases, selling, general and administrative expenses are expected to be in the 24 percent range for the year ended December 31, 1999.

Interest expense of $68,000 increased $14,000 from 1998 interest expense of $54,000 primarily due to the assumption of debt from the acquisition of Keliher. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the three months ended March 31, 1999 of $115,000 or $.06 per share decreased $72,000 from net earnings of $187,000 or $.10 per share for the same period in 1998. The decrease in net earnings is primarily due to higher general and administrative costs, partially offset by higher sales volume.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume and/or the addition of new locations. Net cash used in operations during the first three months of 1999 of $118,000 resulted principally from a normal seasonal increase in inventory, partially offset by the net earnings adjusted for non-cash charges and the normal seasonal increase in accounts payable.

Cash requirements for non-operating activities during the first three months of 1999 resulted primarily from the notes payable to bank payments, the purchases of property and equipment amounting to $96,000 and the repurchase of the Company's common stock totaling $443,000. The working capital line of credit borrowings, net of payments, occurred as a result of increases in inventory and the purchase of fixed assets. The equipment purchases in 1999 were primarily computers, office furniture and a delivery vehicle.

The Company has continued to purchase common stock in open market and privately negotiated transactions. The Company purchased 134,700 shares of common stock for approximately $443,000 from January 1, 1999 through March 31, 1999, including a 102,600 share block purchase in March 1999. Management has authorization from the Board of Directors to purchase an additional 51,000 shares. The Company will use cash flow from operations or borrowings on the working capital line of credit to fund future purchases of stock.

Cash flow from operations for the entire year of 1999 is expected to be break-even, although at any given point, it may be negative. Break-even cash flow from operations is expected because the rate of revenue growth in 1999 is projected to be higher than 1998, but not at a level that will require significant net cash flows from sources other than operations.

Capital requirements for 1999 are expected to be higher than in 1998 primarily due to the Company's plans to begin development of an e-commerce site on the internet and to invest in other technology solutions to improve customer service. In addition, the Company's acquisition strategy, which will increase the standard of service to the customer, could require higher capital expenditures.

The Company maintains a $5,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $1,500,000. As of May 14, 1999, there are advances outstanding under this credit facility of $2,925,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $2,575,000 as of May 14, 1999. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of May 14, 1999 were $301,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

To date, the Company has incurred less than $20,000 in costs related to this project. The total cost to complete this project is not known at this time, but is not expected to exceed $200,000. It is anticipated the cost to complete this project will be funded through cash flow from operations or borrowings on the lines of credit. The inability of the Company or the aforementioned third parties to successfully complete their Year 2000 projects could prevent delivery of products to customers, receipt of products from suppliers, payment for these products and collection of monies owed to the Company.

                    ABATIX ENVIRONMENTAL CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. LEGAL PROCEEDINGS --

         In December 1998, the Company was named as a defendant in a lawsuit filed in the District Court of Harris County, Texas (Asbestos Handlers, Inc. ("AHI") vs. Abatix Environmental Corp., et al). The lawsuit alleges the Company and other defendants together participated in the conversion and unauthorized sale of AHI inventory totaling $27,756. The plaintiff seeks actual damages, exemplary damages, interest and attorney's fees. The Company purchased the inventory in good faith and believes that the manager of AHI's Houston facility was representing AHI's interests. Management intends to vigorously defend against this claim.

Item 2. CHANGES IN SECURITIES -- None

Item 3. DEFAULTS UPON SENIOR SECURITIES -- None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

Item 5. OTHER INFORMATION -- None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits --

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                March 31, 1999 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K --
              There were no reports on Form 8-K filed for the three months March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                  ABATIX ENVIRONMENTAL CORP.
                                  (Registrant)




Date: MAY 18, 1999                By: /S/ FRANK J. CINATL, IV
      ---------------                 -----------------------------
                                      Frank J. Cinatl, IV
                                      Vice President and Chief Financial
                                      Officer of Registrant
                                      (Principal Accounting Officer)