Form 10-Q
period 1999-06-30
ABATIX CORP
filed 1999-08-16
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1999

Commission file number 1-10184


                                  ABATIX CORP.
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


Common stock outstanding at August 10, 1999 was 1,762,148 shares.



                           ABATIX CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                  June 30,
                                                                                    1999         December 31, 1998
                                   ASSETS                                       (Unaudited)
                                                                              -----------------  ------------------
Current assets:
    Cash                                                                        $      54,202     $      223,997
    Trade accounts receivable, net of allowance for doubtful accounts of
      $557,134 in 1999 and $514,696 in 1998                                         7,624,769          5,701,314
    Inventories                                                                     5,576,537          3,424,914
    Prepaid expenses and other assets                                                 240,621            424,865
    Deferred income taxes                                                             190,735            143,299
                                                                              -----------------  ------------------
      Total current assets                                                         13,686,864          9,918,389

Receivables from officers and employees                                                17,536             79,505
Property and equipment, net                                                           565,483            450,991
Deferred income taxes                                                                  94,880            120,324
Intangible assets at cost, net of amortization of $28,320                           1,084,344                  -
Other assets                                                                           42,510             26,296
                                                                              -----------------  ------------------
                                                                                 $ 15,491,617      $  10,595,505
                                                                              =================  ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to bank                                                       $   5,799,866      $   2,854,206
    Accounts payable                                                                2,566,997            958,656
    Accrued compensation                                                              262,069            181,071
    Other accrued expenses                                                            796,799            414,416
                                                                              -----------------  ------------------
       Total current liabilities                                                    9,425,731          4,408,349
                                                                              -----------------  ------------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,437,314 and 2,413,814 shares in 1999 and 1998, respectively                    2,437              2,414
    Additional paid-in capital                                                      2,574,560          2,498,508
    Retained earnings                                                               5,577,293          5,252,301
    Treasury stock at cost, 675,166 and 517,700 common shares in 1999 and
       1998, respectively                                                          (2,088,404)        (1,566,067)
                                                                              -----------------  ------------------
       Total stockholders' equity                                                   6,065,886          6,187,156

Commitments and contingencies                                                 -----------------  ------------------
                                                                                 $ 15,491,617      $  10,595,505
                                                                              =================  ==================

See accompanying notes to consolidated financial statements.


                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                       -------------------------------------  -------------------------------------
                                                             1999               1998                1999               1998
                                                       -----------------  ------------------  ------------------  -----------------
Net sales                                                 $ 11,262,132       $ 10,158,135        $ 21,140,326        $ 18,832,890
Cost of sales                                                8,185,853          7,335,718          15,329,031          13,600,405
                                                       -----------------  ------------------  ------------------  -----------------
    Gross profit                                             3,076,279          2,822,417           5,811,295           5,232,485

Selling, general and administrative expenses                 2,641,993          2,154,101           5,117,775           4,192,296
                                                       -----------------  ------------------  ------------------  -----------------
       Operating profit                                        434,286            668,316             693,520           1,040,189

Other income (expense):
    Interest expense                                           (82,854)           (66,072)           (150,896)           (120,561)
    Other, net                                                  16,882              6,541              16,387              11,289
                                                       -----------------  ------------------  ------------------  -----------------
       Earnings before income taxes                            368,314            608,785             559,011             930,917

Income tax expense                                             158,581            232,869             234,019             367,536
                                                       -----------------  ------------------  ------------------  -----------------
       Net earnings                                     $      209,733     $      375,916      $      324,992      $      563,381
                                                       =================  ==================  ==================  =================

 Basic earnings per common share                        $          .12     $          .19      $          .18      $          .29
                                                       =================  ==================  ==================  =================
 Diluted earnings per common share                      $          .12     $          .19      $          .18      $          .29
                                                       =================  ==================  ==================  =================

Weighted average shares outstanding (note 2):
    Basic                                                    1,762,148          1,937,564           1,816,027           1,937,564
                                                       =================  ==================  ==================  =================
    Diluted                                                  1,762,148          1,937,564           1,816,027           1,937,564
                                                       =================  ==================  ==================  =================

See accompanying notes to consolidated financial statements.


                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                             -------------------------------------
                                                                                   1999                1998
                                                                             ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                               $     324,992       $     563,381
    Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                 226,471             185,750
       Deferred income taxes                                                         (21,992)            (41,531)
       Gain on sale of assets                                                        (19,609)                  -
       Changes in assets and liabilities:
          Receivables                                                               (889,268)         (1,724,827)
          Inventories                                                               (567,463)           (503,560)
          Prepaid expenses and other assets                                          192,931              22,192
          Accounts payable                                                           567,887             830,274
          Accrued expenses                                                           291,558             293,584
                                                                             ------------------  -----------------
Net cash provided by (used in) operating activities                                  105,507            (374,737)
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (193,452)            (94,616)
    Proceeds from sale of property and equipment                                      28,000                   -
    Business acquisitions, net of cash acquired (note 5)                          (2,160,575)                  -
    Advances to officers and employees                                               (36,201)            (18,985)
    Collection of advances to officers and employees                                  22,508              17,514
    Other assets                                                                      (6,051)              1,900
                                                                             ------------------  -----------------
Net cash used in investing activities                                             (2,345,771)            (94,187)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                      (442,477)                  -
    Borrowings on notes payable to bank                                           14,261,093          17,732,467
    Repayments on notes payable to bank                                          (11,748,147)        (17,390,051)
                                                                             ------------------  -----------------
Net cash (used in) provided by financing activities                                2,070,469             342,416
                                                                             ------------------  -----------------

Net decrease in cash                                                                (169,795)           (126,508)
Cash at beginning of period                                                          223,997             304,947
                                                                             ------------------  -----------------
       Cash at end of period                                                 $        54,202      $      178,439
                                                                             ==================  =================

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION, GENERAL AND BUSINESS

Abatix Corp. ("Abatix") and its wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), collectively, the "Company," market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. As of June 30, 1999, the Company operated nine sales and distribution centers in five states. The Company, through IESI, imports disposable protective clothing products, some of which are sold through the Abatix distribution channels.

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

(2)      EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive securities. For the three and six month periods ended June 30, 1999 and 1998, there were no dilutive securities outstanding.

(3)      SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

Cash paid for interest was $129,806 and $122,885 for the six months ended June 30, 1999 and 1998, respectively. Cash paid for income taxes was $345,089 and $370,621 for the six months ended June 30, 1999 and 1998, respectively. In January 1999, the Company received 22,766 shares of common stock from an officer of the Company as payment for approximately $80,000 owed to the Company. These shares are held as treasury shares.

(4)      SEGMENT INFORMATION

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company's reportable segments consist of Abatix and IESI. The Abatix operating segment includes seven aggregated branches, principally engaged in distributing environmental, safety and construction supplies to contractors and industrial manufacturing facilities in the western half of the United States and the Company's corporate operations. The IESI operating segment, which consists of the Company's wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. There is no other significant noncash items.


          THREE MONTHS ENDED
             JUNE 30, 1999                        Abatix                  IESI                   Totals
----------------------------------------     ----------------       -----------------       -----------------
Sales from external customers                    $10,646,362               $615,770             $11,262,132
Intersegment sales                                         -                233,073                 233,073
Interest revenue                                           -                      -                       -
Interest expense                                      82,854                      -                  82,854
Depreciation and amortization                        118,334                  1,760                 120,094
Segment profit                                       273,190                 96,182                 369,372
Segment assets                                    15,312,472                846,648              16,159,120
Capital expenditures                                 103,953                  2,066                 106,019

          THREE MONTHS ENDED
             JUNE 30, 1998
----------------------------------------
Sales from external customers                     $9,558,407               $599,728             $10,158,135
Intersegment sales                                         -                275,413                 275,413
Interest revenue                                       5,050                      -                   5,050
Interest expense                                      66,072                      -                  66,072
Depreciation and amortization                         92,805                    859                  93,664
Segment profit                                       523,920                 84,439                 608,359
Segment assets                                    11,782,034              1,059,660              12,841,694
Capital expenditures                                  49,251                    523                  49,774


           SIX MONTHS ENDED
             JUNE 30, 1999                        Abatix                  IESI                   Totals
----------------------------------------     ----------------       -----------------       -----------------
Sales from external customers                    $19,759,146             $1,381,180             $21,140,326
Intersegment sales                                         -                469,712                 469,712
Interest revenue                                         574                      -                     574
Interest expense                                     150,896                      -                 150,896
Depreciation and amortization                        222,887                  3,584                 226,471
Segment profit                                       368,099                202,242                 570,341
Segment assets                                    15,319,479                846,648              16,166,127
Capital expenditures                                 191,386                  2,066                 193,452

           SIX MONTHS ENDED
             JUNE 30, 1998
----------------------------------------
Sales from external customers                    $17,733,334             $1,099,556             $18,832,890
Intersegment sales                                         -                517,900                 517,900
Interest revenue                                      10,960                     16                  10,976
Interest expense                                     120,561                      -                 120,561
Depreciation and amortization                        184,196                  1,554                 185,750
Segment profit                                       768,630                170,758                 939,388
Segment assets                                    11,782,034              1,059,660              12,841,694
Capital expenditures                                  93,953                    663                  94,616

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                               Three Months Ended June 30,                    Six Months Ended June 30,
                                         -----------------------------------------     -----------------------------------------
                                               1999                   1998                   1999                   1998
                                         ------------------     ------------------     ------------------     ------------------
Profit for reportable segments                   $369,372               $608,359               $570,341               $939,388
Elimination of intersegment profits                (1,058)                   426                (11,330)                (8,471)
                                         ------------------     ------------------     ------------------     ------------------
Earnings before income taxes                     $368,314               $608,785               $559,011               $930,917
                                         ==================     ==================     ==================     ==================

Total assets for reportable segments                                                        $16,166,127            $12,841,694
Elimination of intersegment assets                                                             (674,510)              (957,790)
                                                                                       ------------------     ------------------
Total assets                                                                                $15,491,617            $11,883,904
                                                                                       ==================     ==================

The  Company's  sales,  substantially  all of which are on an  unsecured  credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 1999 and 1998, no single customer accounted for more than 10 percent of net sales, although sales to asbestos and lead abatement contractors was approximately 42% and 50% of consolidated net sales in those periods, respectively. A reduction in future spending on asbestos or lead abatement projects could significantly impact sales.

Although no vendor accounted for more than 5% of purchases, one product class accounted for approximately 16% and 19% of net sales during the six months ended June 30, 1999 and 1998, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

(5)      ACQUISITION AND DISPOSITION OF ASSETS

Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company ("Keliher"), a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, with a satellite facility in Long Beach, is a $3.5 million industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $1,000,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.375 per share and $35,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, results of Keliher's operations are included in the Company's Consolidated financial statements since the acquisition date. The purchase price exceeded the fair value of net assets acquired by approximately $98,000, which is being amortized on a straight-line basis over three years. The pro forma effects of this transaction as if it had occurred at the beginning of 1998 are not significant.

On April 6, 1999, the Company closed its Denver facility. The Denver facility had sales of approximately $15,000 and $316,000 for the quarter ended June 30, 1999 and 1998, respectively, and $353,000 and $707,000 for the six months ended June 30, 1999 and 1998, respectively. The Denver customers are now being serviced from the Phoenix location. Expenses related to the shutdown of this location were minimal.

Effective June 1, 1999, the Company consummated an Asset Purchase Agreement with North State Supply Co. of Phoenix ("North State"), a Arizona corporation, pursuant to which the Company assumed the operations of North State, a $6 million construction supply distributor. The estimated fair value of the assets acquired was approximately $1,800,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $700,000) and approximately $2,150,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of North State's operations are included in the Company's Consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over ten years.

Pro forma results, as if the acquisition had occurred at the beginning of 1998, are as follows:

                                          For the six months ended June 30,
                                      -----------------------------------------
                                             1999                   1998
                                      ------------------     ------------------

Pro forma net sales                    $    23,651,731        $    21,747,566
                                      ==================     ==================

Pro forma net income                   $       346,535        $       588,124
                                      ==================     ==================

Pro   forma    basic   and   diluted
   earnings per share                  $           .19        $           .30
                                      ==================     ==================

                           ABATIX CORP. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1998.

Consolidated net sales for the three months ended June 30, 1999, increased 11 percent to $11,262,000 from $10,158,000 in 1998. The Abatix operating segment net sales grew 11 percent to $10,646,000 in 1999 and the IESI operating segment net sales increased 3 percent to $616,000 in 1999. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including from the acquisition of North State, effective June 1, 1999, and the acquisition of Keliher, effective January 1, 1999. These acquisitions provide a larger, more diversified customer base and increased product lines that are primarily applicable to the entire Abatix customer base. The increase in net sales is also a result of the stable economic conditions in certain geographic regions serviced by the Company's facilities. Partially offsetting the increase in revenues are declines in revenues from oil related and industrial services industries.

The Denver facility, which was closed on April 6, 1999, had sales of approximately $15,000 and $316,000 for the three months ended June 30, 1999 and 1998, respectively. The Denver customers are now being serviced from the Phoenix location. The Company did not incur any significant charges related to the shutdown of its Denver facility.

Gross profit in the second quarter of 1999 of $3,076,000 increased 9 percent from gross profit in 1998 of $2,822,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. However, the Company's gross profit margins, expressed as a percentage of sales, were approximately 27 percent for 1999 and 28 percent for 1998. Although overall margins are expected to remain at the 27 - 28 percent range in 1999, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the second quarter of 1999 of $2,642,000 increased 23 percent over 1998 expenses of $2,154,000. The increase was attributable primarily to the inclusion of North State and Keliher costs. Selling, general and administrative expenses were 23 percent of sales for 1999 and 21 percent of sales for 1998. As a percent of sales, these expenses are higher in 1999 due to the higher operating cost structure of Keliher, the costs to integrate the operations of North State, and the costs associated with the implementation of marketing programs aimed at improving our internal growth rate. The integration activities related to the acquisitions of Keliher and North State will continue into the second half of 1999. Abatix anticipates rent expense to increase during the next twelve months on leases expiring in 1999 due to higher rental rates and Abatix's need for larger facilities to accommodate anticipated growth. The higher rental rates demanded by property owners are a result of improved real estate conditions. Due to the higher rent expense, the costs to integrate the acquisitions, and the costs of the marketing programs, selling, general and administrative expenses are expected to be in the 23 percent range for the year ended December 31, 1999.

Interest expense of $83,000 increased $17,000 from 1998 interest expense of $66,000 primarily due to the higher debt levels from the acquisitions of North State and Keliher. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. The prime rate increased .25% on August 1, 1999. Further increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the three months ended June 30, 1999 of $210,000 or $.12 per share decreased $166,000 from net earnings of $376,000 or $.19 per share for the same period in 1998. The decrease in net earnings is primarily due to higher general and administrative and acquisition integration costs, partially offset by higher sales volume.

SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1998.

Consolidated net sales for the first six months ended June 30, 1999, increased 12 percent to $21,140,000 from $18,833,000 in 1998. The Abatix operating segment net sales grew 11 percent to $19,759,000 in 1999 and the IESI operating segment net sales increased 26 percent to $1,381,000 in 1999. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including the acquisition of Keliher effective January 1, 1999 and the acquisition of North State effective June 1, 1999. These acquisitions provide a larger, more diversified customer base and increased product lines that are primarily applicable to the entire Abatix customer base. The increase in net sales is also a result of the stable economic conditions in certain geographic regions serviced by the Company's facilities. Partially offsetting the increase in revenues are declines in revenues from oil related and industrial services industries.

The Denver facility, which was closed on April 6, 1999, had sales of approximately $353,000 and $707,000 for the six months ended June 30, 1999 and 1998, respectively. The Denver customers are now being serviced from the Phoenix location. The Company did not incur any significant charges related to the shutdown of its Denver facility.

Gross profit in the first six months of 1999 of $5,811,000 increased 11 percent from gross profit in 1998 of $5,232,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. However, the Company's gross profit margins, expressed as a percentage of sales, were approximately 27 percent for 1999 and 28 percent for 1998. Although overall margins are expected to remain at the 27 - 28 percent range in 1999, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first six months of 1999 of $5,118,000 increased 22 percent over 1998 expenses of $4,192,000. The increase was attributable primarily to the inclusion of Keliher and North State costs. Selling, general and administrative expenses were 24 percent of sales for 1999 and 22 percent of sales for 1998. As a percent of sales, these expenses are higher in 1999 due to the higher operating cost structure of Keliher, the costs to integrate the operations of North State, and the costs associated with the implementation of marketing programs aimed at improving our internal growth rate. The integration activities related to the acquisitions of Keliher and North State will continue into the second half of 1999. Abatix anticipates rent expense to increase during the next twelve months on leases expiring in 1999 due to higher rental rates and Abatix's need for larger facilities to accommodate anticipated growth. The higher rental rates demanded by property owners are a result of improved real estate conditions. Due to the higher rent expense, the costs to integrate the acquisitions, and the costs of the marketing programs, selling, general and administrative expenses are expected to be in the 23 percent range for the year ended December 31, 1999.

Interest expense of $151,000 increased $30,000 from 1998 interest expense of $121,000 primarily due to the higher debt levels from the acquisitions of North State and Keliher. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. The prime rate increased .25% on August 1, 1999. Further increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the first six months ended June 30, 1999 of $325,000 or $.18 per share decreased $238,000 from net earnings of $563,000 or $.29 per share for the same period in 1998. The decrease in net earnings is primarily due to higher general and administrative and acquisition integration costs, partially offset by higher sales volume.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories associated with increases in sales volume and/or the addition of new locations, which are only partially offset by increased accounts payable and accrued expenses. Net cash provided by operations during the first six months of 1999 of $106,000 resulted principally from the normal seasonal increase in accounts payable and accrued expenses and the net earnings adjusted for non-cash charges, partially offset by the normal seasonal increase in accounts receivable and inventory.

Cash requirements for non-operating activities during the first six months of 1999 resulted primarily from the notes payable to bank payments, the repurchase of the Company's common stock totaling $442,000 and the purchases of property and equipment amounting to $193,000. The working capital line of credit borrowings, net of payments, occurred as a result of the acquisition of North State, increases in accounts receivable and inventory, the purchase of treasury stock and capital expenditures. The capital expenditures in 1999 were primarily computer and networking equipment and delivery vehicles.

The Company purchased 134,700 shares of common stock for approximately $442,000 since January 1, 1999, all of which was purchased during the first quarter of 1999. The Company has a commitment to purchase 51,000 shares from a stockholder at market prices. This transaction will be consummated in the third quarter of 1999. The Board of Directors has no plans to authorize further purchases.

Cash flow from operations for the entire year of 1999 is expected to be break-even, although at any given point, it may be negative. Break-even cash flow from operations is expected because the rate of revenue growth in 1999 is projected to be higher than 1998, but not at a level that will require significant net cash flows from sources other than operations.

Capital requirements for 1999 are expected to be higher than in 1998 primarily due to the development of an e-commerce site on the internet and to invest in other technology solutions to improve customer service. In addition, the Company's acquisition strategy, which will increase breadth of products and the standard of service to the customer, could require higher capital expenditures.

The Company maintains a $6,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $1,750,000. As of August 10, 1999, there are advances outstanding under this credit facility of $5,383,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $1,117,000 as of August 10, 1999. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of August 10, 1999 were $300,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

The Company is currently assessing the impact of Year 2000 issues on its information technology systems, and has begun remediation efforts in certain areas, principally in the application software used for the day to day operations of the Company. This software package also integrates the accounting system. In addition, the Company has begun testing and remediation efforts of the personal computers and software used by the employees for day to day operational tasks. The anticipated completion date for the assessment, implementation and testing phases of the information technology systems is August 31, 1999. The Company will not begin its assessment of the non-information technology systems until the late in the third quarter of 1999, and anticipates completion by December 31, 1999. In addition, the Company has begun requesting that third parties, with which the Company has material relationships, confirm in writing their plans for Year 2000 compliance. The Company anticipates response from these business partners no later than September 15, 1999. After testing the information technology systems and non-information technology systems and evaluation of the third party responses, the Company will prepare, if necessary, a contingency plan to minimize Year 2000 issues.

To date, the Company has incurred less than $50,000 in costs related to this project. The total cost to complete this project is not known at this time, but is not expected to exceed $200,000. It is anticipated the cost to complete this project will be funded through cash flow from operations or borrowings on the lines of credit. The inability of the Company or the aforementioned third parties to successfully complete their Year 2000 projects could prevent delivery of products to customers, receipt of products from suppliers, payment for these products and collection of monies owed to the Company.

Except for the historical information contained herein, the matters set forth in this release are forward looking and involve a number of risks and uncertainties. Among the factors that could impact the Company's ability to continue a successful acquisition strategy are: general economic conditions, adequate capital resources, and retention of key personnel. Other factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company's petroleum based products and its ability to supply those products at a reasonable price. In addition, unanticipated Year 2000 problems in the Company's information technology systems, the inability of third parties to be compliant by December 31, 1999, or unavailable financial or non-financial resources to remedy the Year 2000 problems could also cause actual results to differ materially

                           ABATIX CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

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

Item 3. DEFAULTS UPON SENIOR SECURITIES -- None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

Item 5. OTHER INFORMATION -- None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits --

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                June 30, 1999 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K -

               (i) Item 2. Acquisition of North State Supply Co. of Phoenix filed on June 15, 1999.
               (ii) Item 5. Change the name of the corporation to Abatix Corp.
                    filed on June 15, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                           ABATIX CORP.
                                           (Registrant)




Date: AUGUST 12, 1999                   By: /S/ FRANK J. CINATL, IV
      ------------------                    --------------------------
                                            Frank J. Cinatl, IV
                                            Vice President and Chief Financial
                                            Officer of Registrant
                                            (Principal Accounting Officer)