Form 10-Q
period 1999-09-30
ABATIX CORP
filed 1999-11-15
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1999

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


Common stock outstanding at November 12, 1999 was 1,711,148 shares.



                           ABATIX CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                September 30,
                                                                                    1999         December 31, 1998
                                   ASSETS                                       (Unaudited)
                                                                              -----------------  ------------------
Current assets:
    Cash                                                                        $      78,341     $      223,997
    Trade accounts receivable, net of allowance for doubtful accounts of
      $591,962 in 1999 and $514,696 in 1998                                         7,358,606          5,701,314
    Inventories                                                                     5,927,440          3,424,914
    Prepaid expenses and other assets                                                 214,712            424,865
    Deferred income taxes                                                             265,712            143,299
                                                                              -----------------  ------------------
      Total current assets                                                         13,844,811          9,918,389

Receivables from officers and employees                                                18,698             79,505
Property and equipment, net                                                           540,845            450,991
Deferred income taxes                                                                 133,701            120,324
Intangible assets at cost, net of amortization of $58,285                           1,054,380                  -
Other assets                                                                           71,473             26,296
                                                                              -----------------  ------------------
                                                                                $  15,663,908     $   10,595,505
                                                                              =================  ==================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to bank                                                       $   5,760,311     $    2,854,206
    Accounts payable                                                                2,607,181            958,656
    Accrued compensation                                                              280,531            181,071
    Other accrued expenses                                                            756,371            414,416
                                                                              -----------------  ------------------
       Total current liabilities                                                    9,404,394          4,408,349
                                                                              -----------------  ------------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued
                                                                                            -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,437,314 and 2,413,814 shares in 1999 and 1998, respectively
                                                                                        2,437              2,414
    Additional paid-in capital                                                      2,574,560          2,498,508
    Retained earnings                                                               5,770,921          5,252,301
    Treasury stock at cost, 675,166 and 517,700 common shares in 1999 and
       1998, respectively                                                          (2,088,404)        (1,566,067)
                                                                              -----------------  ------------------
       Total stockholders' equity                                                   6,259,514          6,187,156

Commitments and contingencies
                                                                              -----------------  ------------------
                                                                                $  15,663,908     $   10,595,505
                                                                              =================  ==================

See accompanying notes to consolidated financial statements.



                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                       -------------------------------------  -------------------------------------
                                                             1999               1998                1999               1998
                                                       -----------------  ------------------  ------------------  -----------------
Net sales                                                 $ 11,817,224        $ 9,438,094        $ 32,957,550        $ 28,270,984
Cost of sales                                                8,581,380          6,756,806          23,910,411          20,357,211
                                                       -----------------  ------------------  ------------------  -----------------
    Gross profit                                             3,235,844          2,681,288           9,047,139           7,913,773

Selling, general and administrative expenses                 2,806,949          2,171,946           7,924,724           6,364,242
                                                       -----------------  ------------------  ------------------  -----------------
       Operating profit                                        428,895            509,342           1,122,415           1,549,531

Other income (expense):
    Interest expense                                          (121,702)           (69,062)           (272,598)           (189,623)
    Other, net                                                   7,301              4,750              23,688              16,039
                                                       -----------------  ------------------  ------------------  -----------------
       Earnings before income taxes                            314,494            445,030             873,505           1,375,947

Income tax expense                                             120,866            158,069             354,885             525,605
                                                       ------------------  -----------------  ------------------  -----------------
       Net earnings                                       $    193,628        $   286,961        $    518,620        $    850,342
                                                       ==================  =================  ==================  =================

 Basic earnings per common share                          $        .11        $       .15        $        .29        $        .44
                                                       ==================  =================  ==================  =================
 Diluted earnings per common share                        $        .11        $       .15        $        .29        $        .44
                                                       ==================  =================  ==================  =================

Weighted average shares outstanding (note 2):
    Basic                                                    1,762,148          1,937,564           1,798,067           1,937,564
                                                       =================  ==================  ==================  =================
    Diluted                                                  1,762,148          1,937,564           1,798,067           1,937,564
                                                       =================  ==================  ==================  =================


See accompanying notes to consolidated financial statements.




                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             -------------------------------------
                                                                                   1999                1998
                                                                             ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                               $     518,620       $     850,342
    Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                 345,240             276,513
       Deferred income taxes                                                        (135,790)            (38,757)
       Gain on sale of                                                               (19,609)
          assets                                                                                          (3,310)
       Changes in assets and liabilities:
          Receivables                                                               (623,106)         (1,009,460)
          Inventories                                                               (918,366)           (369,612)
          Prepaid expenses and other assets                                          218,840             (10,001)
          Accounts payable                                                           608,071              83,139
          Accrued expenses                                                           269,592             253,463
                                                                             ------------------  -----------------
Net cash provided by operating activities                                            263,492              32,317
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (257,618)           (127,053)
    Proceeds from sale of property and equipment                                      28,000               8,500
    Business acquisitions, net of cash acquired (note 5)                          (2,160,575)                  -
    Advances to officers and employees                                               (50,012)            (29,085)
    Collection of advances to officers and employees                                  35,157              25,145
    Other assets                                                                     (35,014)              3,100
                                                                             ------------------  -----------------
Net cash used in investing activities                                             (2,440,062)           (119,393)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                      (442,477)                  -
    Borrowings on notes payable to bank                                           17,154,620          27,361,433
    Repayments on notes payable to bank                                          (14,681,229)        (27,471,187)
                                                                             ------------------  -----------------
Net cash provided by (used in) financing activities                                2,030,914            (109,754)
                                                                             ------------------  -----------------

Net decrease in cash                                                                (145,656)           (196,830)
Cash at beginning of period                                                          223,997             304,947
                                                                             ------------------  -----------------
       Cash at end of period                                                   $      78,341       $     108,117
                                                                             ==================  =================

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION, GENERAL AND BUSINESS

Abatix Corp. and its wholly owned subsidiary, International Enviroguard Systems, Inc. market and distribute personal protection and safety equipment and durable and nondurable supplies to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. As of September 30, 1999, the Company operated nine sales and distribution centers in five states. The Company, through IESI, imports disposable protective clothing, some of which are sold through the Abatix distribution channels.

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

(2)      EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive securities. For the three and nine month periods ended September 30, 1999 and 1998, there were no dilutive securities outstanding.

(3)      SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

Cash paid for interest was $248,680 and $191,605 for the nine months ended September 30, 1999 and 1998, respectively. Cash paid for income taxes was $503,015 and $533,766 for the nine months ended September 30, 1999 and 1998, respectively. In January 1999, the Company received 22,766 shares of common stock from an officer of the Company as payment for approximately $80,000 owed to the Company. These shares are held as treasury shares.

(4)      SEGMENT INFORMATION

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company's reportable segments consist of Abatix and IESI. The Abatix operating segment includes seven aggregated branches, principally engaged in distributing environmental, safety and construction supplies to contractors and industrial manufacturing facilities in the western half of the United States, and the Company's corporate operations.

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

          THREE MONTHS ENDED
          SEPTEMBER 30, 1999                     Abatix                   IESI                   Totals
----------------------------------------    ----------------       -----------------       -----------------
Sales from external customers                    $11,367,835               $449,389             $11,817,224
Intersegment sales                                         -                228,215                 228,215
Interest revenue                                           -                      -                       -
Interest expense                                     121,702                      -                 121,702
Depreciation and amortization                        117,013                  1,756                 118,769
Segment profit                                       276,925                 45,088                 322,013
Segment assets                                    15,382,630                822,978              16,205,608
Capital expenditures                                  61,981                  2,185                  64,166

          THREE MONTHS ENDED
          SEPTEMBER 30, 1998
----------------------------------------
Sales from external customers                     $8,875,531               $562,563              $9,438,094
Intersegment sales                                         -                182,965                 182,965
Interest revenue                                       2,116                     41                   2,157
Interest expense                                      68,995                     67                  69,062
Depreciation and amortization                         89,195                  1,568                  90,763
Segment profit                                       385,908                 58,289                 444,197
Segment assets                                    11,041,517                910,396              11,951,913
Capital expenditures                                  21,566                 10,871                  32,437

           NINE MONTHS ENDED
           SEPTEMBER 30, 1999                     Abatix                   IESI                   Totals
----------------------------------------    ----------------       -----------------       -----------------
Sales from external customers                    $31,126,981             $1,830,569             $32,957,550
Intersegment sales                                         -                697,927                 697,927
Interest revenue                                         574                      -                     574
Interest expense                                     272,598                      -                 272,598
Depreciation and amortization                        339,900                  5,340                 345,240
Segment profit                                       645,024                247,330                 892,354
Segment assets                                    15,382,630                822,978              16,205,608
Capital expenditures                                 253,366                  4,252                 257,618

           NINE MONTHS ENDED
          SEPTEMBER 30, 1998
----------------------------------------
Sales from external customers                    $26,608,865             $1,662,119             $28,270,984
Intersegment sales                                         -                700,865                 700,865
Interest revenue                                      13,076                     57                  13,133
Interest expense                                     189,556                     67                 189,623
Depreciation and amortization                        273,391                  3,122                 276,513
Segment profit                                     1,154,538                229,047               1,383,585
Segment assets                                    11,041,517                910,396              11,951,913
Capital expenditures                                 115,519                 11,534                 127,053


Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                    Three Months Ended                            Nine Months Ended
                                                       September 30,                                 September 30,
                                         -----------------------------------------     -----------------------------------------
                                               1999                   1998                   1999                   1998
                                         ------------------     ------------------     ------------------     ------------------
Profit for reportable segments                     $322,013               $444,197               $892,354             $1,383,585
Elimination of intersegment profits                  (7,519)                   833                (18,849)                (7,638)
                                         ------------------     ------------------     ------------------     ------------------
Earnings before income taxes                       $314,494               $445,030               $873,505             $1,375,947
                                         ==================     ==================     ==================     ==================

Total assets for reportable segments                                                          $16,205,608            $11,951,913
Elimination of intersegment assets                                                               (541,700)            (1,020,474)
                                                                                       ------------------     ------------------
Total assets                                                                                  $15,663,908            $10,931,439
                                                                                       ==================     ==================

The  Company's  sales,  substantially  all of which are on an  unsecured  credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the nine months ended September 30, 1999 and 1998, no single customer accounted for more than 5% of net sales, although sales to asbestos and lead abatement contractors were approximately 41% and 50% of consolidated net sales in those periods, respectively. A reduction in future spending on asbestos or lead abatement projects could significantly impact sales.

Although no vendor accounted for more than 8% of purchases, one product class accounted for approximately 16% and 19% of net sales during the nine months ended September 30, 1999 and 1998, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

(5)      ACQUISITION AND DISPOSITION OF ASSETS

Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company, a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, with a satellite facility in Long Beach, is a $3.5 million industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the identifiable assets acquired was approximately $1,000,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.375 per share and $35,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, results of Keliher's operations are included in the Company's Consolidated financial statements since the acquisition date. The purchase price exceeded the fair value of net assets acquired by approximately $98,000, which is being amortized on a straight-line basis over three years.

On April 6, 1999, the Company closed its Denver facility. The Denver facility had sales of $353,000 and $1,141,000 for the nine months ended September 30, 1999 and 1998, respectively. A portion of the Denver customers are now being serviced from the Phoenix location. Expenses related to the shutdown of this location were minimal.

Effective June 1, 1999, the Company consummated an Asset Purchase Agreement with North State Supply Co. of Phoenix, an Arizona corporation, pursuant to which the Company assumed the operations of North State, a $6 million construction supply distributor. The estimated fair value of the identifiable assets acquired was approximately $1,800,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $700,000) and approximately $2,100,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of North State's operations are included in the Company's Consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over ten years.

Pro forma results, as if the Keliher and North State acquisitions had occurred at the beginning of 1998, are as follows:

                                                For the nine months ended
                                                      September 30,
                                         ---------------------------------------
                                               1999                   1998
                                         ------------------     ----------------

Pro forma net sales                          $ 35,468,955          $  35,711,786
                                         ==================     ================

Pro forma net income                         $    540,621          $     822,719
                                         ==================     ================

Pro   forma    basic   and   diluted
   earnings per share                        $        .30          $         .42
                                         ==================     ================

                           ABATIX CORP. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998.

Consolidated net sales for the three months ended September 30, 1999, increased 25% to $11,817,000 from $9,438,000 in 1998. The Abatix operating segment net sales grew 28% to $11,368,000 in 1999 and the IESI operating segment net sales decreased 20% to $449,000 in 1999. The increase in consolidated net sales resulted predominantly from expansion and diversification of the customer base through the acquisition of North State, effective June 1, 1999, and the acquisition of Keliher, effective January 1, 1999. These acquisitions not only provide a larger, more diversified customer base but also provide additional product lines which complement Abatix' core business and are appropriate for the entire Abatix customer base. Stable economic conditions in certain geographic areas within the Company's distribution and service markets also contributed to the increase in revenue. However, the increase in revenue is partially offset by declines in oil related industrial service revenues.

Gross profit improved 21% to $3,236,000 in the third quarter of 1999 as compared to $2,681,000 gross profit for the same period in the prior year due to increased sales volume . As expected, margins varied from location to location due to sales mix and local market conditions. However, the Company's gross profit margins, expressed as a percentage of sales, were approximately 27% for 1999 and 28% for 1998. The decline in gross profit margin is mainly attributable to product mix. Although overall margins are expected to remain at the 27% - 28% range in 1999, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses were $2,807,000 for the third quarter of 1999, representing a 29% increase over third quarter 1998 expenses of $2,172,000. The increase was due to the inclusion of North State and Keliher costs as well as costs incurred, including facilities, payroll, travel, and marketing costs, in preparation for expected growth. Selling, general and administrative expenses were 24% of sales for 1999 and 23% of sales for 1998. As a percent of sales, these expenses are higher in 1999 due to the higher operating cost structure of Keliher, expenses related to the integration of North State's operations, and the costs associated with marketing initiatives to improve our internal growth rate. Rent expense will increase during the next twelve months as leases were renegotiated in 1999 at higher rental rates, with certain leases including more space to accommodate anticipated growth. Improved real estate conditions have allowed property owners to increase rental rates. As a result of higher rent expense, increased health care costs, costs to integrate acquisitions, and costs related to the marketing initiatives, selling, general and administrative expenses are expected to be in the 23% - 24% range for the year ended December 31, 1999.

Interest expense of $122,000 increased by $53,000 or 76% from 1998 interest expense of $69,000 primarily due to the higher debt levels from the acquisition of North State. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. The prime rate increased .25% on August 1, 1999. Further increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the three months ended September 30, 1999 of $194,000 or $.11 per share decreased 32% from net earnings of $287,000 or $.15 per share for the same period in 1998. The decrease in net earnings is attributable to the gross profit margin decline, increased general and administrative expenses, including acquisition integration costs, and higher interest expense.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998.

Consolidated net sales for the nine months ended September 30, 1999, increased 17% to $32,958,000 as compared to $28,271,000 in 1998. The Abatix operating segment net sales grew 17% to $31,127,000 in 1999, and the IESI operating segment net sales increased 10% to $1,831,000. The increase in consolidated net sales resulted predominantly from expansion and diversification of the customer base through the acquisition of North State, effective June 1, 1999, and the acquisition of Keliher, effective January 1, 1999. These acquisitions not only provide a larger, more diversified customer base but also provide additional product lines which complement Abatix' core business and are appropriate for the entire Abatix customer base. Stable economic conditions in certain geographic areas within the Company's distribution and service markets also contributed to the increase in revenue. However, the increase in revenue is partially offset by declines in oil related and industrial service revenues.

The Denver facility, which was closed on April 6, 1999, had sales of approximately $353,000 and $1,141,000 for the nine months ended September 30, 1999 and 1998, respectively. A portion of the Denver customers are now being serviced from the Phoenix location. The Company did not incur any significant charges related to the shutdown of its Denver facility.

Gross profit improved 14% to $9,047,000 in the third quarter of 1999 as compared to $7,914,000 gross profit for the same period in the prior year primarily due to increased sales volume . As expected, margins varied from location to location due to sales mix and local market conditions. However, the Company's gross profit margin, expressed as a percentage of sales, was approximately 27% in 1999 and 28% in 1998. Although overall margins are expected to remain at the 27% - 28% range in 1999, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses were $7,925,000 for the nine months ended September 30, 1999, representing a 25% increase over the same period in 1998. The increase was due to the inclusion of North State and Keliher costs, as well as costs incurred, including facilities, payroll, travel, and marketing costs, in preparation for expected growth. Selling, general and administrative expenses were 24% of sales for 1999 and 23% of sales for 1998. As a percent of sales, these expenses are higher in 1999 due to the higher operating cost structure of Keliher, expenses related to the integration of North State's operations, and the costs associated with marketing initiatives to improve our internal growth rate. Rent expense will increase during the next twelve months as leases were renegotiated in 1999 at higher rental rates, with certain leases including more space to accommodate anticipated growth. Improved real estate conditions have allowed property owners to increase rental rates. As a result of higher rent expense, increased health care costs, costs to integrate acquisitions, and costs related to the marketing initiatives, selling, general and administrative expenses are expected to be in the 23% - 24% range for the year ended December 31, 1999.

Interest expense of $273,000 increased by $83,000 or 44% from 1998 interest expense of $190,000 primarily due to the higher debt levels from the acquisitions of North State and Keliher. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. The prime rate increased .25% on August 1, 1999. Further increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the nine months ended September 30, 1999 of $519,000 or $.29 per share decreased 39% from net earnings of $850,000 or $.44 per share for the same period in 1998. The decrease in net earnings is attributable to the increased general and administrative and acquisition integration costs, and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories associated with increases in sales volume and/or the addition of new locations, which are only partially offset by increased accounts payable and accrued expenses. Net cash provided by operations of $263,000 for the nine months ended September 30, 1999 resulted principally from the normal seasonal increase in accounts payable and accrued expenses and the net earnings adjusted for non-cash charges, partially offset by the normal seasonal increase in accounts receivable and inventory. The normal seasonal increase in accounts receivable and inventory is greater due to the growth in sales as a result of the additional business acquired from North State and Keliher.

Cash requirements for non-operating activities during the nine month period ended September 30,1999 resulted primarily from the notes payable to bank payments of $14,681,000, the repurchase of the Company's common stock totaling $442,000 and the purchases of property and equipment amounting to $258,000. The working capital line of credit borrowings, net of payments, occurred as a result of the acquisition of North State, increases in accounts receivable and inventory, the purchase of treasury stock and capital expenditures. The capital expenditures in 1999 were primarily computer and networking equipment and delivery vehicles.

As of September 30, 1999, the Company purchased 134,700 shares of common stock since January 1, 1999 for approximately $442,000, all of which was purchased during the first quarter of 1999. On October 19, 1999 the Company purchased an additional 51,000 shares from a stockholder. The Board of Directors has no plans to authorize further purchases.

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

The Company maintains a $6,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80% of the book value of eligible trade receivables plus the lesser of 40% of eligible inventory or $2,000,000. As of November 12 , 1999, there are advances outstanding under this credit facility of $4,974,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $1,526,000 as of November 12, 1999. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80% of cost on purchases. The advances outstanding under this credit facility as of November 12, 1999 were $280,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

The Company has completed assessing the impact of Year 2000 issues on its information technology systems, and is completing remediation and testing efforts in certain areas, principally in the application software used for the day to day operations of the Company. This software package also integrates the accounting system. In addition, the Company has begun testing and remediation efforts of the personal computers and software used by the employees for day to day operational tasks. The anticipated completion date for the implementation and testing phases of the information technology systems is December 15, 1999. The Company is finalizing remediation efforts of the non-information technology systems, and anticipates completion by December 31, 1999. In addition, the Company is evaluating responses from third parties, with which the Company has material relationships, confirming in writing their plans for Year 2000 compliance. The Company is finalizing a contingency plan to minimize Year 2000 issues.

To date, the Company has incurred less than $150,000 in costs related to this project. The total cost to complete this project is not expected to exceed $200,000. It is anticipated the cost to complete this project will be funded through cash flow from operations or borrowings on the lines of credit. The inability of the Company or the aforementioned third parties to successfully complete their Year 2000 projects could prevent delivery of products to customers, receipt of products from suppliers, payment for these products and collection of monies owed to the Company.

Except for the historical information contained herein, the matters set forth in this release are forward looking and involve a number of risks and uncertainties. Among the factors that could impact the Company's ability to continue a successful acquisition strategy are: general economic conditions, adequate capital resources, and retention of key personnel. Other factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company's petroleum based products and its ability to supply those products at a reasonable price. In addition, lack of acceptance of our proposed e-commerce solution, unanticipated Year 2000 problems in the Company's information technology systems, the inability of third parties to be compliant by December 31, 1999, or unavailable financial or non-financial resources to remedy the Year 2000 problems could also cause actual results to differ materially.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES -- None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

Item 5. OTHER INFORMATION -- None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits --

              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                September 30, 1999 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K -- None

              .

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




Date: NOVEMBER 12, 1999                              By: /S/ FRANK J. CINATL, IV
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