Form 10-K
period 1999-12-31
ABATIX CORP
filed 2000-03-30
CIK 845779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission File Number - 1-10184

                                  ABATIX CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   75-1908110
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                           Identification Number)

8201 EASTPOINT DRIVE, SUITE 500, DALLAS, TEXAS                 75227
----------------------------------------------      ----------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (214) 381-1146
                                                    ----------------------------

Securities registered pursuant to Section 12 (b) of the Act:        NONE
                                                              ------------------

Securities registered pursuant to Section 12 (g) of the Act:     COMMON STOCK
                                                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

1,711,148 shares of common stock, $.001 par value, were issued and outstanding on March 20, 2000.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on March 20, 2000 (an aggregate of 748,914 shares out of a total of 1,711,148 shares outstanding at that time) was $1,451,021 computed by reference to the closing bid price of $1 15/16 on March 20, 2000.

Portions of the Registrant's proxy statement for its 2000 annual meeting of stockholders are incorporated into Part III, herein, by this reference thereto.

                                     PART I

ITEM 1. BUSINESS

(a)      DEVELOPMENT OF BUSINESS

Abatix Corp. (the "Company") markets and distributes personal protection and safety equipment and durable and nondurable supplies predominantly based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry.

The Company began operations in May 1983 as a supply company located in Dallas, Texas, and was originally incorporated in Texas as T&T Supply Company, Inc. in March 1984. Abatix was incorporated in Delaware on December 5, 1988 to effect and complete an Agreement and Plan of Merger with T&T on December 9, 1988.

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

On October 5, 1992, the Company entered into and consummated an Asset Purchase Agreement with International Enviroguard Systems, Inc. ("IES"), a Texas corporation, pursuant to which the Company assumed the operation of this company and issued 250,000 shares of the Company's $.001 par value common stock. IES, based in Corpus Christi, Texas, was a manufacturer of sorbents, primarily for the hazardous materials industry. The Company transferred the assets purchased and liabilities assumed to International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation wholly owned by the Company.

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

Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company, a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, is an industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $975,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.375 per share and the remainder in cash. This acquisition has been accounted for using the purchase method.

On April 6, 1999, the Company closed its Denver facility. The Denver facility had sales of approximately $353,000, $1,449,000, and $1,076,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The Company did not incur any significant charges related to the shutdown.

Effective June 1, 1999, the Company consummated an Asset Purchase Agreement with North State Supply Co. of Phoenix, an Arizona corporation, pursuant to which the Company assumed the operations of North State, a construction supply distributor. The estimated fair value of the identifiable assets acquired was approximately $1,800,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $785,000) and approximately $2,100,000 in cash. This acquisition has been accounted for using the purchase method.

The Company intends to expand and diversify the revenue base through the expansion of product lines, hiring additional personnel, and additional acquisitions. In addition, the Company is developing an e-commerce solution to help solidify relationships with the existing customer base and expand its geographic presence.

(b)      FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information about the Company's operating segments is included in the Notes to the Consolidated Financial Statements at Item 14.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

ASBESTOS ABATEMENT INDUSTRY BACKGROUND

Between 1900 and the early 1970's, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries. In the mid-1980's it was estimated that in the United States, approximately 20 percent of all buildings, excluding residences and schools, contain friable asbestos-containing materials that are brittle, readily crumble and are susceptible to the release of asbestos dust. Various diseases such as asbestosis, lung cancer and mesothelioma, linked to the exposure to airborne asbestos, and the presence of asbestos in insulation, service applications and finishing materials have given rise to the concern about exposure to asbestos. Public awareness of the health hazards posed by asbestos has increased as the results of continuing medical studies have become widely known. Business and other publications and studies have listed asbestos abatement as one of America's critical problems, and legislation previously introduced to the U.S.

Congress refers to asbestos as "one of the most dangerous substances known to science." A study performed in the 1980's predicted that as many as 225,000 Americans will die of asbestos related ailments before the year 2000 and that there are approximately 50,000 to 75,000 known cases of asbestosis. Litigation involving claimants exposed to asbestos has forced several firms to seek the protection of the bankruptcy courts, and the volume of pending claims has inundated state and Federal courts throughout the country, thus prompting many commentators to propose legislative solutions.

The United States Environmental Protection Agency ("EPA") estimated, in a survey conducted in 1984, that asbestos was present in 30 percent of the nation's 110,000 schools and in 20 percent of the nation's 3.6 million government and commercial buildings. Maintenance, repair, renovation or other activities can disturb asbestos-containing material and, if disturbed or damaged, asbestos fibers become airborne and pose a hazard to building occupants and the environment.

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

Notwithstanding such legislative impetus and continued awareness of health related hazards associated with asbestos, the budgetary constraints and the lack of improvement in the industrial sectors continue to limit the number and scope of asbestos abatement projects. However, if the U.S. economy remains strong and commercial real estate demand increases, the Company believes the overall industry will improve on a limited basis.

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

Many asbestos abatement contractors added lead abatement to their range of services in an attempt to enter a market considered to be in its infancy. The asbestos abatement contractors bring equipment, a trained labor force, and experience working in a regulatory environment to the lead abatement industry. To date, the Company has not experienced a significant increase in lead abatement projects, although these rules and their opportunities encourage management. Such rules could create a long-term positive impact on the Company through expenditures for equipment and supplies to ensure the safe and proper removal and disposal of lead paint.

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

Currently, the Company supplies the construction tools industry in its Las Vegas, Los Angeles, and Phoenix facilities. This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets. The real estate market in the Las Vegas area is strong with vacancy rates for commercial properties low and rental rates high and construction of hotels and casinos strong. The condition of the real estate industry in the Los Angeles and Phoenix areas remains stable.

GEOGRAPHIC DISTRIBUTION OF BUSINESS

With the acquisition of Keliher and North State, the Company distributes over 40,000 industrial, construction tool, personal protection, safety and hazardous waste remediation products to approximately 6,500 customers primarily located in the Southwest, Midwest and Pacific Coast. An estimated 36 percent of the Company's sales include safety products, 30 percent include environmental products, while construction tools and supplies account for 20 percent of its sales. The remaining 14 percent of sales include miscellaneous products used by asbestos and lead abatement contractors, construction contractors and industrial manufacturing facilities.

Approximately 40 percent of the Company's products are sold to asbestos and lead abatement contractors, 23 percent to the industrial safety market, 20 percent to construction related firms and 17 percent to other firms, including hazardous material contractors and other distributors. The Company believes a majority of its sales for the foreseeable future will continue to be made to asbestos and lead abatement contractors, project organizers and managers. At present, the Company estimates its share of the asbestos abatement supply market to be approximately 15 to 20 percent in the geographic markets served by the Company. The Company considers its relationship with its customers to be excellent.

The Company maintains 24-hours-a-day/7-days-a-week telephone service for its customers and typically delivers supplies and equipment within two or three days of receipt of an order. The Company is prepared to provide products on an expedited basis in response to requests from customers who require immediate deliveries because their work is performed during non-business hours, involves substantial costs because of the specialized labor crews involved or may arise on short notice as a result of exigent conditions.

The Company maintains sales, distribution and warehouse centers in Los Angeles and San Leandro, California, in Dallas and Houston, Texas, in Phoenix, Arizona, in Las Vegas, Nevada, and in Kent, Washington.

EQUIPMENT AND SUPPLIES

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns, customer inquiries and industry experiences. The Company maintains an inventory of disposable products and commodities as well as low cost equipment items. Approximately 82 percent of the Company's sales for 1999 and 1998 are of disposable items and commodity products, which are sold to customers at unit prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company currently does not manufacture or lease any products and does not perform any repairs thereon. The Company distributes, on a limited basis, disposable items under its own private label.

Except with regard to certain specialty equipment associated with asbestos abatement activities such as filtration, vacuum and pressure differential systems, many of the Company's products can be used interchangeably within many of the industries it supplies. Equipment distributed by the Company includes manufacturers' product descriptions and instructions pertaining to use.

MARKETING

The Company's marketing program is conducted by its sales representatives, as well as by senior management and the general managers at each of its operating facilities. These sales representatives are compensated by a combination of salary and/or commission, which is based upon negotiated sales standards.

BACKLOG

Substantially all the Company's products are shipped to customers within 48 hours following receipt of the order, therefore backlog is not material to the Company's operations.

INFLATION

The inflation rate for the U.S. economy has averaged approximately 3 percent annually over the past several years, with the 1999 inflation rate below 3 percent. The 2000 inflation rate is projected to be in the 2 to 3 percent range.

The Company believes inflation has not been a substantial concern nor will inflation have a material impact to the Company's operations or profitability in the near term, if it remains stable. In the event of increased inflation, the Company anticipates it would be able to pass along increases in product costs to its customers in the form of higher selling prices, thereby having little effect on product margins.

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

SEASONALITY

Historically, the asbestos abatement services and supply business has been seasonal as a result of the substantial number of abatement contracts performed in educational facilities during the summer months or during other vacation periods. The Company believes the non-educational or private sector, which includes the industrial, commercial and residential markets, is an area of potential growth, and that seasonality is not a major characteristic of these markets. In addition to the private sector asbestos business, the Company's expansion of the construction, industrial safety and hazardous material remediation supply markets have mitigated any seasonal impacts of government asbestos projects on the Company's sales.

The Company's profitability historically increases in the second and third quarters, relative to the first and fourth quarters. This increase is attributable to the small increase in revenues during the second and third quarters without a corresponding increase in costs, as fixed costs represent a majority of total selling, general and administrative costs.

GOVERNMENT REGULATION

As a supplier of products manufactured by others to the asbestos and lead abatement, construction tool, industrial safety and hazardous materials industry, the Company's internal operations are not substantially affected by federal laws and regulations including those promulgated by the EPA and OSHA. Most of the contractors and other purchasers of the Company's equipment and supplies are subject to various government regulations. Developments in legislation and regulations affecting manufacturers and purchasers of the Company's products could have a substantial effect on the Company.

COMPETITION

The asbestos and lead abatement, industrial safety, hazardous materials and construction tools supply businesses are highly competitive. These markets are served by a limited number of large national firms as well as many local firms, none of who can be characterized as controlling the market. The Company competes on the basis of price, delivery, credit arrangements and product variety and quality. Substantial regulatory or economic barriers to entry do not characterize the Company's business. Furthermore, additional companies, including e-commerce based companies, could enter any of these industries and may have greater financial, marketing and technical resources than the Company.

EMPLOYEES

As of February 29, 2000, the Company employed a total of 119 full time employees including 4 executive officers, 9 managers, 59 administrative and marketing personnel and 47 clerical and warehouse personnel. The Company believes relations with its employees are excellent.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's headquarters are located in Dallas, Texas and occupy approximately 6,400 square feet of leased general office space. This lease expires in February 2005. As of December 31, 1999, the seven distribution facilities lease a total of 172,571 square feet of general office and warehouse space. These facilities range in size from 3,300 square feet to 33,600 with leases expiring between February 2000 and February 2005.

ITEM 3. LEGAL PROCEEDINGS

In December 1998, the Company was named as a defendant in a lawsuit filed in the District Court of Harris County, Texas (Asbestos Handlers, Inc. ("AHI") vs. Abatix Environmental Corp., et al). The lawsuit alleges the Company and other defendants together participated in the conversion and unauthorized sale of AHI inventory with a resell value of approximately $28,000. The plaintiff seeks actual damages, exemplary damages, interest and attorney's fees. The Company purchased the inventory in good faith and believed that the manager of AHI's Houston facility was representing AHI's interests. In late March 2000, a settlement agreement was signed by all parties which required the Company to replace the inventory in question.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "ABIX". The following table sets forth the high and low bid prices for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                           Common Stock
                                             Bid Price
                                   -----------------------------
          1998                         High              Low
--------------------------         ------------      -----------
      First Quarter                $  3 7/8          $  2 5/8
     Second Quarter                   4 1/2             3 3/8
      Third Quarter                   4 1/4             2 3/4
     Fourth Quarter                   3 15/16           2 3/4

          1999
--------------------------
      First Quarter                $ 3 5/8           $  2 1/2
     Second Quarter                  3 11/16            2 13/16
      Third Quarter                  3 3/16             2 1/4
     Fourth Quarter                  2 9/16             1 5/8

On March 20, 2000, the closing bid price for the common stock was $1 15/16.

(b) As of March 20, 2000, the approximate number of holders of record of the Company's common stock was 700.

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

(d) At various times since November 1984, the Board of Directors authorized the acquisition of the Company's common stock totaling 726,500 shares. As of March 20, 2000, the Company has acquired 726,166 shares and does not intend to acquire any additional shares for the foreseeable future. Included in these shares is a block of 102,600 shares purchased in March 1999, a block of 51,000 shares purchased in October 1999, and 22,766 shares received in January 1999 from an officer of the Company as payment for monies owed to the Company of approximately $80,000. All of these shares are held as treasury shares.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors' report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

                                                                     Year Ended December 31,
                                             ------------------------------------------------------------------------
                                                1999            1998           1997            1996            1995
                                             ----------      ----------     ----------     -----------     ----------
Selected Operating Results:
   Net sales                                 $   44,230     $    37,328    $    34,955     $   33,067     $    27,632
   Gross profit                              $   11,871     $    10,481    $     9,651     $    9,202     $     7,977

   Earnings from continuing operations
                                             $      461     $     1,167    $       841     $      734     $       813
   Earnings from discontinued
     operations, net of income taxes                  -               -              -             22               -
                                             ----------     -----------    -----------     ----------     -----------
   Net earnings                              $      461     $     1,167    $       841     $      756     $       813
                                             ==========     ===========    ===========     ==========     ===========

Basic earnings per common share:
   Earnings from continuing operations       $      .26     $       .60    $       .43     $      .35     $       .37
   Earnings from discontinued operations              -               -              -            .01               -
                                             ----------     -----------    -----------     ----------     -----------
   Net earnings                              $      .26     $       .60    $       .43     $      .36     $       .37
                                             ==========     ===========    ===========     ==========     ===========

Diluted earnings per common share:
   Earnings from continuing operations       $      .26     $       .60    $       .43     $      .35     $       .36
   Earnings from discontinued operations              -               -              -            .01               -
                                             ----------     -----------    -----------     ----------     -----------
   Net earnings                              $      .26     $       .60    $       .43     $      .36     $       .36
                                             ==========     ===========    ===========     ==========     ===========

Weighted average shares outstanding:
     Basic                                        1,779           1,934          1,934          2,076           2,207
                                             ==========     ===========    ===========     ==========     ===========
     Diluted                                      1,779           1,934          1,934          2,111           2,238
                                             ==========     ===========    ===========     ==========     ===========

                                                                       As of December 31,
                                             ------------------------------------------------------------------------
                                                1999           1998           1997           1996            1995
                                             ----------     ----------     ----------     ----------      ----------
Selected Balance Sheet Data:
   Current assets                            $   13,220     $    9,918     $    9,003     $    9,722      $    8,230
   Current liabilities                            9,086          4,408          4,676          6,219           4,659
   Total assets                                  15,120         10,596          9,854         10,678           8,977
   Total liabilities                              9,086          4,408          4,676          6,219           4,659
   Retained earnings                              5,714          5,252          4,085          3,244           2,488
   Stockholders' equity                           6,033          6,187          5,178          4,459           4,318

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Consolidated net sales for the year ended December 31, 1999 improved 18 percent to $44,230,000 from $37,328,000 in 1998. The Abatix operating segment net sales grew 20 percent to $41,841,000 in 1999, and the IESI operating segment net sales of $2,388,000 in 1999 remained constant with the prior year. The increase in consolidated net sales was primarily the result of the acquisition of North State in June 1999 and the January 1999 acquisition of Keliher. The increase in sales resulting from these acquisitions was partially offset by a decline in sales derived from customers in oil related industries. In addition, on April 6, 1999, the Company closed its Denver facility. The Denver facility had sales of approximately $353,000 and $1,449,000 for the years ended December 31, 1999 and 1998, respectively. The Company will serve the Denver market primarily from its Phoenix location.

Industry-wide sales of asbestos abatement products are expected to remain relatively flat for the foreseeable future. However, the asbestos abatement industry will likely diminish over time as asbestos containing materials, last used in construction during 1977-1980, are removed from schools, office buildings, homes and factories.

Sales to the hazardous materials remediation, industrial safety and construction tools supply markets are increasing both in absolute amounts and as a percentage of revenues to the Company. The acquisitions of Keliher and North State, other potential acquisitions, additional salespeople and internal growth in these markets should decrease the dependency of the Company on any one product, geographic market or on sales to the asbestos abatement industry. In addition, the Company is developing an e-commerce solution to help solidify relationships with the existing customer base and expand its geographic presence.

Gross profit for 1999 of $11,871,000 increased 13 percent from 1998 gross profit of $10,481,000 due to an increase in sales volume. As seen in previous years, gross profit margins varied by location as a result of sales mix and local market conditions. Reported as a percentage of sales, the Company's gross profit margins were 27 percent and 28 percent for 1999 and 1998, respectively. The one percent decline in gross profit margin was attributable to a change in the mix of products being sold primarily as a result of the acquisitions of Keliher and North State. Overall margins are expected to remain at their current levels in 2000. However, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses increased 28 percent to $10,737,000 over 1998 expenses of $8,373,000. The increase was due to the inclusion of North State and Keliher costs, as well as costs incurred, including facilities, payroll, travel, and marketing costs, in preparation for expected growth. In order to accommodate growth, the Company relocated several of its distribution centers to larger facilities, which also included higher per square foot rental rates. This increase in rent expense, coupled with the costs associated with efforts to further enhance customer service contributed to the higher selling, general and administrative expenses in 1999.

As a percent of sales, selling, general and administrative expenses were 24 percent for 1999 as compared to 22 percent for 1998. As a percent of sales, these expenses are higher in 1999 due to the higher operating cost structure of Keliher, expenses related to the integration of North State's operations, and the costs associated with marketing initiatives to improve our internal growth rate. As a result of higher rent expense, increased health care costs, costs to integrate acquisitions, and costs related to the marketing initiatives, selling, general and administrative expenses are expected to be in the 23 percent to 24 percent range for the year 2000. The Company did not incur any significant charges related to the closing of its Denver facility.

Other expense, net, of $374,000 increased 70 percent from 1998 expense of $220,000 primarily due to a 62 percent increase in interest expense. In addition to a higher prime rate, borrowings used to finance the acquisition of North State resulted in the higher interest expense. Since the Company's lines of credit are tied to the prime rate, any increases in the prime rate would negatively affect the Company's earnings. The prime rate has increased 50 basis points since December 31, 1999.

Net earnings of $461,000 or $.26 per share in 1999 declined 60 percent from 1998 net earnings of $1,167,000 or $.60 per share. The decrease in net earnings was due to a one percent decline in profit margins combined with higher selling, general and administrative costs and increased interest expense.

The Company's credit policies remain stringent, and accounts receivable written off are consistent with historical experience. Monthly average days of sales in net accounts receivable remained consistent from 1998 to 1999. The Company believes the reserve for doubtful accounts is adequate.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Consolidated net sales for the year ended December 31, 1998 increased 7 percent to $37,328,000 from $34,955,000 in 1997. The Abatix operating segment net sales grew 4 percent to $34,928,000 in 1998 and the IESI operating segment net sales increased 70 percent to $2,400,000 in 1998. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base. The increase was also a result of the stable economic conditions in the geographic regions serviced by the Company's facilities.

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

Other expense, net, of $220,000 in 1998 decreased 40 percent from 1997 expense of $365,000. This decrease was primarily due to lower interest expense resulting from lower borrowings on the Company's working capital line of credit and lower interest rates. The lower borrowings were due to improved receivables and inventory management.

Net earnings in 1998 of $1,167,000 or $.60 per share increased $326,000 from net earnings of $841,000 or $.43 per share in 1997. The 39 percent increase in net earnings was primarily due to increased sales volume and lower interest expense, partially offset by higher general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume and/or the addition of new locations. Net cash provided by operations during 1999 of $559,000 resulted principally from the increase in accounts payable, the net earnings and the adjustment for depreciation and amortization partially offset by an increase in inventories and receivables. The increase in accounts payable, inventories and receivables was primarily related to the increase in revenue related to the acquisitions of Keliher and North State.

Cash requirements for non-operating activities during 1999 resulted primarily from the acquisition of North State, the purchases of property and equipment, primarily delivery vehicles and computer and communications equipment, amounting to $445,000, and the repurchase of the Company's common stock totaling $612,000. These cash requirements were partially offset by borrowings, net of the repayments, on the working capital line of credit. The Company repurchased its common stock because of the Board of Directors' belief that it was undervalued in the marketplace. All of the cash requirements were funded by borrowings on the Company's lines of credit.

Cash flow from operations for the entire year of 2000 is expected to be positive, although at any given point, it may be negative. The development of the Company's e-commerce solution, which is expected to be operational in mid-2000, will require a significant capital outlay. This solution, which could cost a total of $250,000 to implement, market and maintain, is expected to provide customers a more efficient method of doing business with Abatix and could provide some cost savings in the future, as well as expand the customer base.

The Company maintains a $6,500,000 working capital line of credit at a commercial lending institution that allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of March 20, 2000, there are advances outstanding under this credit facility of $5,726,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $774,000 as of March 20, 2000. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of March 20, 2000 were $198,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

Management believes the Company's current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months. In the event the Company pursues additional acquisitions and is unable to use its common stock as payment, the Company would need to negotiate with a lender to secure additional borrowings to be used to acquire another company's assets.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments. Management of the Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company's working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk. Based on the Company's debt at December 31, 1999 and 1998, an increase of 100 basis points in the United States prime rate would negatively impact the Company's net earnings by $36,000 and $18,000, respectively.


Except for the historical information contained herein, the matters set forth in this Form 10-K are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products, strong competition and loss of key personnel. In addition, further increases in oil prices or shortages in oil supply could significantly impact the Company's petroleum based products and its ability to supply those products at a reasonable price. Furthermore, lack of acceptance of our proposed e-commerce solution or the impairment of goodwill resulting from the 1999 acquisitions could also cause actual results to differ materially.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated  financial statements and supplementary data are included under
Item 14(a)(l) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

This Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1 and 2. CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The consolidated financial statements and financial statement schedule listed on the index to consolidated financial statements on page F-l are filed as part of this Form l0-K.

(b)  REPORTS ON FORM 8-K

(i)     Item 2. Acquisition of North State Supply Co. of Phoenix filed on
                June 15, 1999.
(ii)    Item 5. Change the name of the corporation to Abatix Corp. filed on
                June 15, 1999.
(iii)   Item 6. Resignations of Registrant's Directors, filed February 2, 2000.

(c)  EXHIBITS

(1)(a) Form of Underwriting Agreement (filed as Exhibit (1)(a) to the Registration Statement on Form S-18, filed February 9, 1989).

(1)(b) Form of Selected Dealer Agreement (filed as Exhibit (1)(b) to the Registration Statement on Form S-18, filed
                January 11, 1989).

(1)(c Warrant Solicitation Agent and Exercise Fee Agreement (filed as Exhibit (l)(c) to the Report on Form 10-K for the year ended December 31, 1989).

(2)(a) Agreement of Merger (filed as Exhibit (2) to the Registration Statement on Form S-18, filed January 11, 1989).

(2)(b) Asset Purchase Agreement (filed as Exhibit (2)(b) to the Report on Form 8-K, filed October 19, 1992).

(2)(c)          Asset Purchase Agreement for Keliher Hardware Company
                (filed as exhibit(2)(c) to the Report on Form 10-K for the year ended December 31, 1998).

(2)(d) Asset Purchase Agreement for North State Supply Co.of Phoenix (filed with Report on Form 8-K on June 15, 1999).

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

(4)(a) Specimen Certificate of Common Stock (filed as Exhibit (4)(a) to the Registration Statement on Form S-18, filed January 8, 1989).

(4)(b) Specimen of Redeemable Common Stock Purchase Warrant(filed as Exhibit (4)(b) to the Registration Statement on Form S-18, filed February 9, 1989).

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

(10)(a)(v) Employment Agreement with Terry W. Shaver effective January 1, 1999 (filed as Exhibit (10)(a)(v) to the Report on Form 10-K for the year ended December 31, 1998).

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

(10)(b)(v) Employment Agreement with Gary L. Cox effective January 1, 1999 (filed as Exhibit (10(b)(iv) to the Report on Form 10-K for the year ended December 31, 1998).

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

(22)            Information Statement dated September  1, 1995 (filed as Exhibit
                (22) to the Report on Form 10-K for the year ended
                December 31, 1995).

(23)            Consent of Independent Auditors.*

(27)            Financial Data Schedule for the twelve months ended
                December 31, 1999.*

* Filed herewith as part of the Company's electronic filing.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 27th day of March, 2000.


                                      ABATIX CORP.



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

SIGNATURES                 TITLE                                  DATE


/S/ TERRY W. SHAVER        President, Chief Executive Officer     March 27, 2000
-------------------        and Director
Terry W. Shaver            (Principal Executive Officer)


/S/ GARY L. COX            Executive Vice President,              March 27, 2000
---------------            Chief Operating Officer and Director
Gary L. Cox


/S/ DANIEL M. BIRNLEY      Director                               March 27, 2000
---------------------
Daniel M. Birnley


/S/ DONALD N. BLACK        Director                               March 27, 2000
-------------------
Donald N. Black


/S/ FRANK J. CINATL        Vice President,                        March 27, 2000
-------------------        Chief Financial Officer
Frank J. Cinatl, IV        and Director
                           (Principal Accounting Officer)

                           ABATIX CORP. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                            PAGE
Independent Auditors' Report                                                F-2

Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and 1998              F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997                                        F-4

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1999, 1998 and 1997                                  F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997                                        F-6

  Notes to Consolidated Financial Statements                                F-7


Financial Statement Schedule:
  II - Valuation and Qualifying Accounts for the years ended
        December 31, 1999, 1998 and 1997                                    S-1

All  other   schedules  have  been  omitted  as  the  required   information  is
inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Abatix Corp.:


We have audited the consolidated financial statements of Abatix Corp. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Corp. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP


Dallas, Texas
February 29, 2000


                           ABATIX CORP. AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                  ASSETS                                               1999               1998
                                                                                  --------------     --------------
 Current assets:
   Cash                                                                           $      106,793     $      223,997
   Trade accounts receivable, net of allowance for doubtful accounts of
     $616,678 in 1999 and $514,696 in 1998 (note 4)                                    7,028,271          5,701,314
   Inventories (note 4)                                                                5,393,355          3,424,914
   Prepaid expenses and other assets                                                     368,583            424,865
   Refundable income taxes                                                                87,986                  -
   Deferred income taxes (note 5)                                                        235,505            143,299
                                                                                  --------------     --------------
       Total current assets                                                           13,220,493          9,918,389

Receivables from officers and employees                                                    7,750             79,505
Property and equipment, net (notes 3 and 4)                                              629,796            450,991
Deferred income taxes (note 5)                                                           144,916            120,324
Goodwill, net of accumulated amortization of $91,751                                   1,134,880                  -
Other assets                                                                              66,973             26,296
                                                                                  --------------     --------------
                                                                                  $   15,204,808     $   10,595,505
                                                                                  ==============     ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to bank (note 4)                                                 $    5,825,721     $    2,854,206
   Accounts payable                                                                    2,604,587            958,656
   Accrued compensation                                                                  198,127            181,071
   Other accrued expenses                                                                542,959            414,416
                                                                                  --------------     --------------
         Total current liabilities                                                     9,171,394          4,408,349
                                                                                  --------------     --------------

Stockholders' equity (note 6):
   Preferred stock - $1 par value, 500,000 shares authorized; none issued                      -                  -
   Common stock - $.001 par value, 5,000,000 shares authorized; issued
     2,437,314 shares in 1999 and 2,413,814 shares in 1998                                 2,437              2,414
   Additional paid-in capital                                                          2,574,560          2,498,508
   Retained earnings                                                                   5,713,759          5,252,301
   Treasury stock at cost, 726,166 common shares in 1999 and 517,700
     common shares in 1998                                                            (2,257,342)        (1,566,067)
                                                                                  --------------     --------------
       Total stockholders' equity                                                      6,033,414          6,187,156

Commitments (note 10)
                                                                                  ---------------    ---------------
                                                                                  $    15,204,808    $    10,595,505
                                                                                  ===============    ===============

See accompanying notes to consolidated financial statements.


                           ABATIX CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997

                                                                    1999                  1998                 1997
                                                             ----------------      ----------------     ----------------
Net sales                                                    $     44,229,758      $     37,327,629     $     34,955,477
Cost of sales                                                      32,358,985            26,846,279           25,304,902
                                                             ----------------      ----------------     ----------------
       Gross profit                                                11,870,773            10,481,350            9,650,575

Selling, general and administrative expenses                      (10,737,007)           (8,373,030)          (7,953,179)
                                                             ----------------      ----------------     ----------------
       Operating profit                                             1,133,766             2,108,320            1,697,396

Other income (expense):
   Interest income                                                        573                15,824               36,187
   Interest expense                                                  (386,856)             (238,706)            (381,655)
   Other, net                                                          12,436                 2,400              (19,215)
                                                             ----------------      ----------------     ----------------
       Earnings before income taxes                                   759,919             1,887,838            1,332,713

Income tax expense (note 5)                                          (298,461)             (720,429)            (491,607)
                                                             ----------------      ----------------     ----------------
       Net earnings                                          $        461,458      $      1,167,409     $        841,106
                                                             ================      ================     ================

Basic and diluted earnings per common share                  $            .26      $            .60     $            .43
                                                             ================      ================     ================

Basic and diluted weighted average shares outstanding
    (note 1(f))                                                     1,779,029             1,933,769            1,933,896
                                                             ================      ================     ================

See accompanying notes to consolidated financial statements.


                           ABATIX CORP. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997


                                          Common Stock          Additional                       Treasury Stock
                                     ----------------------      Paid-in        Retained    -------------------------     Total
                                       Shares       Amount       Capital        Earnings      Shares        Amount        Equity
                                     ----------    --------    ------------    -----------  ----------  -------------   -----------
Balance at December 31, 1996          2,381,314    $  2,381    $  2,407,603    $ 3,243,786     392,750  $  (1,195,247)  $ 4,458,523


  Purchase of treasury stock                  -           -               -              -      83,500       (212,890)     (212,890)

  Exercise of stock options              32,500          33          90,905              -           -              -        90,938

  Net earnings                                -           -               -        841,106           -              -       841,106
                                     ----------    --------     -----------    -----------  ----------  -------------   -----------
Balance at December 31, 1997          2,413,814       2,414       2,498,508      4,084,892     476,250     (1,408,137)    5,177,677

  Purchase of treasury stock                 -            -               -              -      41,450       (157,930)     (157,930)

  Net earnings                               -            -               -      1,167,409           -              -     1,167,409
                                     ----------    --------     -----------    -----------  ----------  -------------   -----------
 Balance at December 31, 1998         2,413,814       2,414       2,498,508      5,252,301     517,700     (1,566,067)    6,187,156

   Stock issued  for  the
   Purchase   of Keliher
   Hardware (note 2)                     23,500          23          76,052              -           -              -        76,075

   Purchase of treasury
    stock                                     -           -               -              -     185,700       (611,594)     (611,594)

    Stock received to repay
    debt from officer                         -           -               -              -      22,766        (79,681)      (79,681)

   Net earnings                               -           -               -        461,458           -              -       461,458
                                     ----------    --------     -----------    -----------  ----------  --------------   -----------
Balance at December 31, 1999          2,437,314    $  2,437     $ 2,574,560    $ 5,713,759     726,166  $   (2,257,342)  $6,033,414
                                     ==========    ========     ===========    ===========  ==========  ==============   ===========

See accompanying notes to consolidated financial statements.


                           ABATIX CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997

                                                                       1999                1998                1997
                                                                -----------------   -----------------   -----------------
Cash flows from operating activities:
   Net earnings                                                 $         461,458   $       1,167,409   $         841,106
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                                        469,032             367,789             378,076
     Deferred income taxes                                               (116,798)             (5,626)            (74,106)
     Loss (gain) on disposal of assets                                    (19,609)             (3,310)              2,681
     Changes in assets and liabilities, net of
     business acquisitions:
       Receivables                                                       (287,808)           (933,035)            527,570
       Inventories                                                       (384,281)            113,441             (97,798)
       Refundable income taxes                                            (87,986)                  -             285,784
       Prepaid expenses and other assets                                   64,968            (175,439)             36,365
       Accounts payable                                                   556,542            (271,451)            163,680
       Accrued expenses                                                   (96,221)            159,755              69,645
                                                                -----------------   -----------------   -----------------
Net cash provided by operating activities                                 559,297             419,533           2,133,003
                                                                -----------------   -----------------   -----------------
Cash flows from investing activities:
   Purchase of property and equipment                                    (444,642)           (191,850)           (285,900)
   Proceeds from sale of property and equipment                            35,750               8,500              36,666
   Business acquisitions, net of cash acquired (note 2)                (2,160,574)                  -                   -
   Advances to officers and employees                                     (63,897)            (40,609)            (25,647)
   Collection of advances to officers and employees                        60,170              34,833              28,265
   Other assets, primarily deposits                                       (30,515)              3,100               6,426
                                                                -----------------   -----------------   -----------------
Net cash used in investing activities                                  (2,603,708)           (186,026)           (240,190)
                                                                -----------------   -----------------   -----------------

Cash flows from financing activities:
   Exercise of stock options                                                    -                   -              90,938
   Purchase of treasury stock                                            (611,594)           (157,930)           (212,890)
   Borrowings on notes payable to bank                                 19,927,926          36,258,601          34,600,365
   Repayments on notes payable to bank                                (17,389,125)        (36,415,128)        (36,376,567)
                                                                -----------------   -----------------   -----------------
Net cash provided by (used in) financing activities                     1,927,207            (314,457)         (1,898,154)
                                                                -----------------   -----------------   -----------------

Net decrease in cash                                                     (117,204)            (80,950)             (5,341)
Cash at beginning of year                                                 223,997             304,947             310,288
                                                                -----------------   -----------------   -----------------
       Cash at end of year                                      $         106,793   $         223,997   $         304,947
                                                                =================   =================   =================


See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  GENERAL

              Abatix Corp. ("Abatix") and subsidiary (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. At December 31, 1999, the Company operated seven distribution centers in five states. The Company's wholly-owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation, imports disposable products sold through the Company's distribution channels and through other distributors.

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

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

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

         (f)  EARNINGS PER SHARE

              Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive potential common shares. As of December 31, 1999, 1998 and 1997, there were no dilutive securities outstanding. Basic earnings per share and diluted earnings per share amounts were equal for the years ended December 31, 1999, 1998, and 1997. Options to purchase 67,500 shares of common stock at various prices were outstanding during 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. These options either were exercised or expired on December 31, 1997.

          (g) STATEMENTS OF CASH FLOWS

              For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 1999 or 1998.

              The Company paid interest of $362,249, $247,298, $383,735 in 1999,
              1998, and 1997, respectively, and income taxes of $637,957, $667,963, $524,635 in 1999, 1998, and 1997, respectively. In 1999, the Company issued stock for a business acquisition at a value of $76,075 and received stock from an officer to repay debt in the amount of $79,681.

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

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (i)  GOODWILL

               Goodwill represents the excess of purchase price over the fair value of net assets acquired. Amortization is provided using the straight-line method over estimated useful lives of three and ten years.

               The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with that attainable by the Company for secured borrowings.

(2)      ACQUISITION AND DISPOSITION OF ASSETS

Effective January 1, 1999, the Company consummated an asset purchase agreement with Keliher Hardware Company, a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, is an industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $975,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.375 per share and $35,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, results of Keliher's operations are included in the Company's consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over three years.

On April 6, 1999, the Company closed its Denver distribution and sales center. The Denver facility had sales of $353,000, $1,449,000, and $1,076,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Expenses related to the closing of this location were not material.

Effective June 1, 1999, the Company consummated an asset purchase agreement with North State Supply Co. of Phoenix, an Arizona corporation, pursuant to which the Company assumed the operations of North State, a construction supply distributor. The estimated fair value of the assets acquired was approximately $1,800,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $785,000) and approximately $2,100,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of North State's operations are included in the Company's consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over ten years.

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Unaudited pro forma results, as if the Keliher and North State acquisitions had occurred at the beginning of 1998, are as follows:

                                                   For the years ended
                                                       December 31,
                                         ---------------------------------------
                                                1999                   1998
                                         ------------------     ----------------

Net sales                                $       46,741,163     $     46,675,077
                                         ==================     ================

Net income                               $          484,561     $      1,039,893
                                         ==================     ================

Basic and diluted earnings per share     $              .27     $            .53
                                         ==================     ================

(3)      PROPERTY AND EQUIPMENT

         A summary of property and equipment at December 31, 1999 and 1998 follows:

                                 Estimated
                                Useful Life          1999              1998
                              ---------------   --------------    --------------

Furniture and equipment          3 - 10 years   $    2,183,305    $    1,767,738
Transportation equipment          3 - 5 years          489,917           423,890
Leasehold improvements            3 - 5 years           85,141            71,715
                                                --------------    --------------
                                                     2,758,363         2,263,343
Less accumulated depreciation and
   amortization                                      2,128,567         1,812,352
                                                --------------    --------------
Net property and equipment                      $      629,796    $      450,991
                                                ==============    ==============

(4)      NOTES PAYABLE TO BANK

         At December 31, 1999, the Company had two lines of credit with a bank that are due on demand. A working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or
         $2,000,000, up to a maximum of $6,500,000. Under this formula, the Company had the ability to borrow $6,500,000 at December 31, 1999, of which approximately $5,595,000 was used. A capital equipment facility provides for individual borrowings, aggregating up to $550,000, at 80 percent of the purchased equipment's cost. At December 31, 1999, the Company had borrowed approximately $230,000 on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest.

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         During 1998, the Company negotiated a one-quarter of one percent reduction in its rate, thereby reducing the rate of interest on its agreements to prime. As of December 31, 1999 and 1998, the Company's rate of interest on these agreements was 8.5 percent and 7.75 percent, respectively. These credit facilities are secured by accounts receivable, inventories, and equipment.

 (5)     INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of:

                               1999               1998               1997
                          ---------------    ---------------    ---------------
  Current:
     Federal              $       342,903    $       605,621    $       483,323
     State                         72,355            120,433             82,390
  Deferred:
     Federal                      (88,946)            (5,766)           (63,253)
     State                        (27,851)               141            (10,853)
                          ---------------    ---------------    ---------------
 Total income tax expense $       298,461    $       720,429    $       491,607
                          ===============    ===============    ===============

         A reconciliation of expected federal income tax expense (based on the U.S. corporate income tax rate of 34 percent) to actual income tax expense for the years ended December 31, 1999, 1998 and 1997 follows:

                                                        1999                1998               1997
                                                   --------------     --------------     --------------

  Expected income tax expense                      $      258,372     $      641,865     $      453,122
  State income taxes, net of related federal
     tax benefit                                           29,373             79,579             47,215
  Nondeductible meals and entertainment
     expense                                               10,667              6,479             11,119
  Other                                                        49             (7,494)           (19,849)
                                                   --------------     --------------     --------------
  Actual income tax expense                        $      298,461     $      720,429     $      491,607
                                                   ==============     ==============     ==============

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 follow:

                                                  1999               1998
                                             ---------------    ---------------
Deferred tax assets:
     Allowance for doubtful accounts         $       238,801    $       196,283
     Inventory reserve                                36,637             25,921
     Goodwill, due to differences in
         amortization periods                         16,982                  -
     Property and equipment, principally due
         to differences in depreciation              127,933            120,324
     Other                                             7,466                  -
                                             ---------------    ---------------
         Total gross deferred tax assets             427,819            342,528

Deferred tax liabilities - prepaid expenses          (47,398)           (78,905)
                                             ---------------    ---------------

         Net deferred tax assets             $       380,421    $       263,623
                                             ===============    ===============

         Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets. Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

(6)      STOCKHOLDERS' EQUITY

         In 1994, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors could grant stock options to officers and key employees. The Plan authorized grants of up to 140,000 shares of authorized but unissued common stock. Stock options were granted with an exercise price equal to or greater than the stock's fair market value at the date of grant. All options vested on the grant date. At December 31, 1999, 1998, and 1997, there were no options outstanding or shares available for grant under the Plan.

         The Company applies Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recognized compensation cost based on the fair value at the grant date for its stock options under Statement 123, there would be no effect on the Company's net earnings and earnings per share in 1999, 1998 and 1997.

         The Board of Directors has authorized the acquisition of up to 726,500 shares of the Company's common stock. As of February 29, 2000, the Company has acquired 726,166 shares and does not intend to acquire any additional shares for the foreseeable future. Included in these shares is a block of 102,600 shares purchased in March 1999, a block of 51,000

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         shares purchased in October 1999, and 22,766 shares received from an officer of the Company in January 1999 as payment for monies owed to the Company of approximately $80,000. All of these shares are held as treasury shares.

(7)      BENEFIT PLANS

         The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company to deduct and contribute a portion of their salary to the plan. The Company may also, at its discretion, match a portion of employee contributions to the plan. Contributions by the Company to the 401(k) plan aggregated $42,366, $38,154, and $59,195 during 1999, 1998, and 1997, respectively.

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

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         Summarized  financial  information  concerning the Company's reportable
         segments  is  shown  in  the  following  table.   There  are  no  other
         significant noncash items.

                                                   Abatix            IESI            Totals
                                                -------------    -------------    -------------
                    1999
----------------------------------------------
Sales from external customers                   $  41,841,367    $   2,388,391    $  44,229,758
Intersegment sales                                          -          876,734          876,734
Interest income                                           573                -              573
Interest expense                                      386,856                -          386,856
Depreciation and amortization                         461,924            7,108          469,032
Segment profit                                        478,441          292,862          771,303
Segment assets                                     15,056,123          712,996       15,769,119
Capital expenditures                                  439,941            4,701          444,642

                    1998
----------------------------------------------
Sales from external customers                   $  34,928,236    $   2,399,393    $  37,327,629
Intersegment sales                                          -          872,332          872,332
Interest income                                        15,767               57           15,824
Interest expense                                      238,706                -          238,706
Depreciation and amortization                         363,089            4,700          367,789
Segment profit                                      1,585,546          305,333        1,890,879
Segment assets                                     10,706,982          993,048       11,700,030
Capital expenditures                                  177,670           14,180          191,850

                    1997
----------------------------------------------
Sales from external customers                   $  33,543,501    $   1,411,976    $  34,955,477
Intersegment sales                                          -          822,721          822,721
Interest income                                        36,001              186           36,187
Interest expense                                      381,655                -          381,655
Depreciation and amortization                         374,940            3,136          378,076
Segment profit                                      1,155,745          182,471        1,338,216
Segment assets                                     10,011,038          997,816       11,008,854
Capital expenditures                                  285,029              871          285,900


                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and
         (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                       1999                 1998                 1997
                                                -----------------    -----------------    -----------------
    Profit for reportable segments              $         771,303    $       1,890,879    $       1,338,216
      Elimination of intersegment profits                 (11,384)              (3,041)              (5,503)
                                                -----------------    -----------------    -----------------
    Earnings before income taxes                $         759,919    $       1,887,838    $       1,332,713
                                                =================    =================    =================

    Total assets for reportable segments        $      15,769,119    $      11,700,030    $      11,008,854
      Elimination of intersegment assets                 (649,594)          (1,104,525)          (1,154,605)
                                                -----------------    -----------------    -----------------
    Total assets                                $      15,119,525    $      10,595,505    $      $9,854,249
                                                =================    =================    =================

         The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During 1999, 1998 and 1997, no single customer accounted for more than 10 percent of net sales, although sales to asbestos and lead abatement contractors were approximately 40 percent, 48 percent, and 48 percent of consolidated net sales in 1999, 1998, and 1997, respectively. A reduction in spending on asbestos or lead abatement projects could significantly impact sales.

         Although no vendor accounted for more than 8 percent of purchases, one product class accounted for approximately 16 percent, 19 percent, and 18 percent of net sales in 1999, 1998, and 1997, respectively. A major component of these products is petroleum. Further increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(10)     COMMITMENTS

         The Company leases warehouse and office facilities under long-term noncancelable operating leases expiring at various dates through February 2005. The following is a schedule of future minimum lease payments under these leases as of December 31, 1999:

                         2000         $      959,963
                         2001                766,389
                         2002                666,756
                         2003                544,192
                         2004                443,538
                         Thereafter           19,367
                                      --------------
                                      $    3,400,205
                                      ==============

         Rental expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $776,435, $589,658, and $549,612, respectively.

         The Company has employment agreements with seven key employees. The agreements provide for minimum aggregate cash compensation as follows:

                         2000         $      782,634
                         2001                284,700
                         2002                 78,300
                                      --------------
                                      $    1,145,634
                                      ==============


                                                                     SCHEDULE II
                           ABATIX CORP. AND SUBSIDIARY

                        Valuation and Qualifying Accounts
                  Years ended December 31, 1999, 1998 and 1997

                                                               Additions
                                            Balance at          charged
                                           beginning of      to costs and                                          Balance at
                                               year            expenses            Other         Deductions        end of year
                                          --------------    ---------------    -------------    -------------      ------------
Year ended December 31:
   Allowance for Doubtful Accounts:
       1999                               $      514,696            125,370               -            23,388 A   $    616,678
                                          ==============    ===============    ============     =============     ============

       1998                               $      495,092            114,515               -            94,911 A   $    514,696
                                          ==============    ===============    ============     =============     ============

       1997                               $      376,117            215,396               -            96,421 A   $    495,092
                                          ==============    ===============    ============     =============     ============

   Inventory Reserve:
       1999                               $       69,321             89,823         109,993 B          63,915     $    205,222
                                          ==============    ===============    ============     =============     ============

       1998                               $            -             69,321               -                 -     $     69,321
                                          ==============    ===============    ============     =============     ============

A  Represents the write-off of uncollectible accounts.
B Represents the reserve required to state inventory acquired from Keliher at fair value.