Form 10-K/A
period 1999-12-31
ABATIX CORP
filed 2000-04-05
CIK 845779

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

                                                                     Year Ended December 31,
                                             ------------------------------------------------------------------------
                                                1999            1998           1997            1996            1995
                                             ----------      ----------     ----------     -----------     ----------
Selected Operating Results:
   Net sales                                 $   44,230     $    37,328    $    34,955     $   33,067     $    27,632
   Gross profit                              $   11,871     $    10,481    $     9,651     $    9,202     $     7,977

   Earnings from continuing operations
                                             $      461     $     1,167    $       841     $      734     $       813
   Earnings from discontinued
     operations, net of income taxes                  -               -              -             22               -
                                             ----------     -----------    -----------     ----------     -----------
   Net earnings                              $      461     $     1,167    $       841     $      756     $       813
                                             ==========     ===========    ===========     ==========     ===========

Basic earnings per common share:
   Earnings from continuing operations       $      .26     $       .60    $       .43     $      .35     $       .37
   Earnings from discontinued operations              -               -              -            .01               -
                                             ----------     -----------    -----------     ----------     -----------
   Net earnings                              $      .26     $       .60    $       .43     $      .36     $       .37
                                             ==========     ===========    ===========     ==========     ===========

Diluted earnings per common share:
   Earnings from continuing operations       $      .26     $       .60    $       .43     $      .35     $       .36
   Earnings from discontinued operations              -               -              -            .01               -
                                             ----------     -----------    -----------     ----------     -----------
   Net earnings                              $      .26     $       .60    $       .43     $      .36     $       .36
                                             ==========     ===========    ===========     ==========     ===========

Weighted average shares outstanding:
     Basic                                        1,779           1,934          1,934          2,076           2,207
                                             ==========     ===========    ===========     ==========     ===========
     Diluted                                      1,779           1,934          1,934          2,111           2,238
                                             ==========     ===========    ===========     ==========     ===========

                                                                       As of December 31,
                                             ------------------------------------------------------------------------
                                                1999           1998           1997           1996            1995
                                             ----------     ----------     ----------     ----------      ----------
Selected Balance Sheet Data:
   Current assets                            $   13,220     $    9,918     $    9,003     $    9,722      $    8,230
   Current liabilities                            9,171          4,408          4,676          6,219           4,659
   Total assets                                  15,204         10,596          9,854         10,678           8,977
   Total liabilities                              9,171          4,408          4,676          6,219           4,659
   Retained earnings                              5,714          5,252          4,085          3,244           2,488
   Stockholders' equity                           6,033          6,187          5,178          4,459           4,318

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

                                                   Abatix            IESI            Totals
                                                -------------    -------------    -------------
                    1999
----------------------------------------------
Sales from external customers                   $  41,841,367    $   2,388,391    $  44,229,758
Intersegment sales                                          -          876,734          876,734
Interest income                                           573                -              573
Interest expense                                      386,856                -          386,856
Depreciation and amortization                         461,924            7,108          469,032
Segment profit                                        478,441          292,862          771,303
Segment assets                                     15,141,406          712,996       15,854,402
Capital expenditures                                  439,941            4,701          444,642

                    1998
----------------------------------------------
Sales from external customers                   $  34,928,236    $   2,399,393    $  37,327,629
Intersegment sales                                          -          872,332          872,332
Interest income                                        15,767               57           15,824
Interest expense                                      238,706                -          238,706
Depreciation and amortization                         363,089            4,700          367,789
Segment profit                                      1,585,546          305,333        1,890,879
Segment assets                                     10,706,982          993,048       11,700,030
Capital expenditures                                  177,670           14,180          191,850

                    1997
----------------------------------------------
Sales from external customers                   $  33,543,501    $   1,411,976    $  34,955,477
Intersegment sales                                          -          822,721          822,721
Interest income                                        36,001              186           36,187
Interest expense                                      381,655                -          381,655
Depreciation and amortization                         374,940            3,136          378,076
Segment profit                                      1,155,745          182,471        1,338,216
Segment assets                                     10,011,038          997,816       11,008,854
Capital expenditures                                  285,029              871          285,900


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

                                                       1999                 1998                 1997
                                                -----------------    -----------------    -----------------
    Profit for reportable segments              $         771,303    $       1,890,879    $       1,338,216
      Elimination of intersegment profits                 (11,384)              (3,041)              (5,503)
                                                -----------------    -----------------    -----------------
    Earnings before income taxes                $         759,919    $       1,887,838    $       1,332,713
                                                =================    =================    =================

    Total assets for reportable segments        $      15,854,402    $      11,700,030    $      11,008,854
      Elimination of intersegment assets                 (649,594)          (1,104,525)          (1,154,605)
                                                -----------------    -----------------    -----------------
    Total assets                                $      15,204,808    $      10,595,505    $      $9,854,249
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