Form 10-Q
period 2000-03-31
ABATIX CORP
filed 2000-05-12
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 2000

Commission file number 1-10184


                                  ABATIX CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                                              75-1908110
-------------------------------                           ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification number)

8201 Eastpoint Drive, Suite 500
Dallas, Texas                                                              75227
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (214) 381-1146
                                                     --------------


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

Common stock outstanding at May 11, 2000 was 1,711,148.



                           ABATIX CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                   March 31,
                                                                                     2000
                                                                                 (Unaudited)     December 31, 1999
                                                                              -----------------  -----------------
                                   Assets
                                   ------
Current assets:
    Cash                                                                       $      173,793     $      106,793
    Trade accounts receivable, net of allowance for doubtful accounts of
      $589,004 in 2000 and $616,678 in 1999                                         6,955,673          7,028,271
    Inventories                                                                     5,776,172          5,393,355
    Prepaid expenses and other assets                                                 351,654            368,583
    Refundable income taxes                                                           117,573             87,986
    Deferred income taxes                                                             168,235            235,505
                                                                              -----------------  -----------------
      Total current assets                                                         13,543,100         13,220,493

Receivables from officers and employees                                                 2,136              7,750
Property and equipment, net                                                           734,874            629,796
Deferred income taxes                                                                 160,632            144,916
Goodwill, net of accumulated amortization of $131,131in 2000 and $91,751 in
    1999                                                                            1,095,500          1,134,880
Other assets                                                                           65,548             66,973
                                                                              -----------------  -----------------
                                                                               $   15,601,790     $   15,204,808
                                                                              =================  =================
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
    Notes payable to bank                                                      $    6,002,475     $    5,825,721
    Accounts payable                                                                2,863,866          2,604,587
    Accrued compensation                                                              222,647            198,127
    Other accrued expenses                                                            427,081            542,959
                                                                              -----------------  -----------------
       Total current liabilities                                                    9,516,069          9,171,394
                                                                              -----------------  -----------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                  -
    Common stock - $ .001 par value, 5,000,000 shares authorized; issued
       2,437,314 shares in 2000 and 1999                                                2,437              2,437
    Additional paid-in capital                                                      2,574,560          2,574,560
    Retained earnings                                                               5,766,066          5,713,759
    Treasury stock at cost, 726,166 common shares in 2000
        and 1999                                                                   (2,257,342)        (2,257,342)
                                                                              -----------------  -----------------
       Total stockholders' equity                                                   6,085,721          6,033,414

Commitments

                                                                              -----------------  -----------------
                                                                               $   15,601,790     $   15,204,808
                                                                              =================  =================

See accompanying notes to consolidated financial statements.



                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                         ------------------------------------
                                                               2000               1999
                                                         -----------------  -----------------
Net sales                                                 $   11,264,502     $    9,878,194
Cost of sales                                                  8,191,890          7,143,178
                                                         -----------------  -----------------
    Gross profit                                               3,072,612          2,735,016

Selling, general and administrative expenses                   2,840,168          2,475,782
                                                         -----------------  -----------------
       Operating profit                                          232,444            259,234

Other income (expense):
    Interest expense                                            (133,233)           (68,042)
    Other, net                                                   (11,300)              (495)
                                                         -----------------  -----------------
       Earnings before income taxes                               87,911            190,697

Income tax expense                                                35,604             75,438
                                                         -----------------  -----------------
       Net earnings                                       $       52,307     $      115,259
                                                         =================  =================

 Basic and diluted earnings per common share              $          .03     $          .06
                                                         =================  =================

Basic and diluted weighted average shares
     outstanding (note 2)                                      1,711,148          1,869,907
                                                         =================  =================

See accompanying notes to consolidated financial statements.



                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                             -------------------------------------
                                                                                   2000                1999
                                                                             ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                              $       52,307      $      115,259
    Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                 135,969             106,377
       Deferred income taxes                                                          51,555             (12,506)
       Changes in assets and liabilities, net of business acquisitions:
          Receivables                                                                 72,598              (3,988)
          Inventories                                                               (382,817)           (437,086)
          Refundable income taxes                                                    (29,587)                  -
          Prepaid expenses and other assets                                           16,927              87,765
          Accounts payable                                                           259,279              63,432
          Accrued expenses                                                           (91,358)            (37,247)
                                                                             ------------------  -----------------
Net cash provided by (used in) operating activities                                   84,873            (117,994)
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (202,117)            (87,433)
    Proceeds from sale of property and equipment                                         450                   -
    Business acquisitions, net of cash acquired (note 5)                                   -             (38,960)
    Advances to officers and employees                                               (10,432)             (8,981)
    Collection of advances to officers and employees                                  16,046               9,116
    Other assets, primarily deposits                                                   1,425             (21,848)
                                                                             ------------------  -----------------
Net cash used in investing activities                                               (194,628)           (148,106)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                             -            (442,656)
    Borrowings on notes payable to bank                                            2,947,717           9,639,832
    Repayments on notes payable to bank                                           (2,770,962)         (9,097,946)
                                                                             ------------------  -----------------
Net cash provided by financing activities                                            176,755              99,230
                                                                             ------------------  -----------------

Net increase (decrease) in cash                                                       67,000            (166,870)
Cash at beginning of period                                                          106,793             223,997
                                                                             ------------------  -----------------
       Cash at end of period                                                  $      173,793      $       57,127
                                                                             ==================  =================

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation, General and Business

Abatix Corp. ("Abatix") and subsidiary, (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies predominantly, based on revenues, to the asbestos abatement industry. The Company also supplies these products to the industrial safety and hazardous materials industries and, combined with tools and tool supplies, to the construction industry. At March 31, 2000, the Company operated seven sales and distribution centers in five states. The Company's wholly-owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation, imports disposable protective clothing products sold through the Company's distribution channels and through other distributors.

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

(2)      Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month periods ended March 31, 2000 and 1999, there were no dilutive securities outstanding. Basic earnings per share and diluted earnings per share amounts were equal for the three months ended March 31, 2000 and 1999.

(3)      Supplemental Information for Statements of Cash Flows

The Company paid interest of $127,360 and $59,193 in the three months ended March 31, 2000 and 1999, respectively, and income taxes of $13,636 and $84,439 in the three months ended March 31, 2000 and 1999, respectively. In 1999, the Company issued stock for a business acquisition at a value of $76,075 and received stock from an officer to repay debt in the amount of $79,681.

(4)      Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company's reportable segments consist of Abatix and IESI. The Abatix operating segment includes seven aggregated branches, principally engaged in distributing environmental, safety and construction supplies to contractors and industrial manufacturing facilities in the western half of the United States and the Company's corporate operations. The IESI operating segment, which consists of the Company's wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States.

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its operating segments based on earnings before income taxes and accounting changes, and after an allocation of corporate expenses. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company's reportable segments is shown in the following table. There are no other significant noncash items.

                                                 Abatix                   IESI                   Totals
                                             ----------------       -----------------       -----------------
March 31, 2000
----------------------------------------
Sales from external customers                 $   10,614,108         $      650,394          $   11,264,502
Intersegment sales                                         -                201,203                 201,203
Interest income                                           27                      -                      27
Interest expense                                     133,233                      -                 133,233
Depreciation and amortization                         94,760                  1,829                  96,589
Segment profit                                        40,051                 51,862                  91,913
Segment assets                                    15,421,368                649,636              16,071,004
Capital expenditures                                 200,579                  1,538                 202,117

March 31, 1999
----------------------------------------
Sales from external customers                 $    9,112,784         $      765,410          $    9,878,194
Intersegment sales                                         -                236,639                 236,639
Interest income                                          574                      -                     574
Interest expense                                      68,042                      -                  68,042
Depreciation and amortization                        104,553                  1,824                 106,377
Segment profit                                        94,909                106,060                 200,969
Segment assets                                    11,830,038                923,296              12,753,334
Capital expenditures                                  87,433                      -                  87,433



Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                                     March 31,
                                                     ------------------------------------------
                                                            2000                   1999
                                                     -------------------    -------------------
Profit for reportable segments                        $        91,913        $       200,969
   Elimination of intersegment profits                         (4,002)               (10,272)
                                                     -------------------    -------------------
Earnings before income taxes                          $        87,911        $       190,697
                                                     ===================    ===================

Total assets for reportable segments                  $    16,071,004        $    12,753,334
   Elimination of intersegment assets                        (469,214)              (931,205)
                                                     -------------------    -------------------
Total assets                                          $    15,601,790        $    11,822,129
                                                     ===================    ===================

The  Company's  sales,  substantially  all of which are on an  unsecured  credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 2000 and 1999, no single customer accounted for more than 10 percent of net sales, although sales to asbestos and lead abatement contractors were approximately 31 percent and 40 percent of consolidated net sales in those periods, respectively. A reduction in spending on asbestos or lead abatement projects could significantly impact sales.

Although no vendor accounted for more than 8 percent of purchases, one product class accounted for approximately 14 percent and 15 percent of net sales during the three months ended March 31, 2000 and 1999, respectively. A major component of these products is petroleum. Further increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

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

On April 6, 1999, the Company closed its Denver distribution and sales center. The Denver facility had sales of $338,000 for the three months ended March 31, 1999. Expenses related to the closing of this location were not material.

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

Unaudited pro forma results, as if the North State acquisition had occurred at the beginning of 1999, are as follows:

                                               For the three
                                               months ended
                                                 March 31,
                                                   1999
                                             ------------------

Net sales                                     $     11,311,227
                                             ==================

Net income                                    $        127,909
                                             ==================

Basic and diluted earnings per share          $            .07
                                             ==================

                           ABATIX CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1999.

Consolidated net sales for the three months ended March 31, 2000, increased 14 percent to $11,265,000 from $9,878,000 in 1999. The Abatix operating segment net sales grew 16 percent to $10,614,000 in 2000 and the IESI operating segment net sales decreased 15 percent to $650,000 in 2000. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including the acquisition of North State, a construction supply distributor. This acquisition provides a larger customer base and the ability to cross sell products to both North State and Abatix customers. The increase in net sales is also a result of the stable economic conditions in the geographic regions serviced by the Company's facilities. These economic conditions, if maintained, should provide the ability for the Company to internally grow its revenues for the remainder of 2000.

On April 6, 1999, the Company closed its Denver facility and will now serve the Denver market primarily from its Phoenix location. The Denver facility had sales of approximately $338,000 and for the three months ended March 31, 1999.

Gross profit in the first quarter of 2000 of $3,073,000 increased 12 percent from gross profit in 1999 of $2,735,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. However, the Company's gross profit margins, expressed as a percentage of sales, were approximately 27 percent for 2000 and 28 percent for 1999. Although overall margins are expected to remain at their current levels in 2000, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first three months of 2000 of $2,840,000 increased 15 percent over 1999 expenses of $2,476,000. The increase was attributable primarily to the inclusion of North State costs and increased rent due to larger facilities and higher rent rates for three distribution centers and the corporate offices. Selling, general and administrative expenses were 25 percent of sales for 2000 and for 1999. Leases on three facilities were renegotiated at the end of 1999. Rental rates are higher with the new leases as a result of improved real estate conditions. Selling, general and administrative expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2000.

Interest expense of $133,000 increased $65,000 from 1999 interest expense of $68,000 primarily due to the additional borrowings used to finance the acquisition of North State and higher interest rates. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Additional increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the three months ended March 31, 2000 of $52,000 or $.03 per share decreased $63,000 from net earnings of $115,000 or $.06 per share for the same period in 1999. The decrease in net earnings is primarily due to increased interest expense and higher general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during the first three months of 2000 of $85,000 resulted principally from an increase in accounts payable and net earnings adjusted for non cash charges, partially offset by an increase in inventories. The increase in accounts payable and inventories are a result of the increased stocking levels necessary to prepare for the normal increase in business activity during the summer months.

Cash requirements for non-operating activities during the first three months of 2000 resulted primarily from repayments of notes payable to the bank and the purchases of property and equipment amounting to $202,000. The working capital line of credit borrowings, net of payments, occurred primarily as a result of increases in inventory and the purchase of fixed assets. The equipment purchases in 2000 were primarily office furniture and fixtures, warehouse equipment, and a delivery vehicle.

Cash flow from operations for the entire year of 2000 is expected to be positive, although at any given point, it may be negative. The development of the Company's e-commerce solution, which is expected to be tested beginning in mid-2000, will require a significant capital outlay. This solution, which could cost a total of $250,000 to implement, market and maintain in 2000, is expected to provide customers a more efficient method of doing business with Abatix and could provide some cost savings in the future, as well as expand the customer base.

In early May 2000, the Company increased its working capital line of credit at a commercial lending institution from $6,500,000 to $7,000,000 to help fund additional capital requirements resulting from the development of its e-commerce site. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of May 10, 2000, there are advances outstanding under this credit facility of $6,276,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $724,000 as of May 10, 2000. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of May 10, 2000 were $165,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

Except for the historical information contained herein, the matters set forth in this form 10-Q are forward looking and involve a number of risks and uncertainties. Factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products and strong competition. Furthermore, increases in oil prices or shortages in oil supply could significantly impact the Company's petroleum based products and its ability to supply those products at a reasonable price. In addition, lack of acceptance of our proposed e-commerce solution could cause actual results to differ materially.

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

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits --
              Exhibit 27 - Financial  Data  Schedule  for the three months ended
                March 31, 2000 (filed with the Company's electronic filing only).

(b) Reports on Form 8-K --
              A Form  8-K  was  filed  on  February  2,  2000  to  announce  the resignation of a member of the Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.

                                              ABATIX CORP.
                                              (Registrant)

Date: May 11, 2000                        By: /s/ Frank J. Cinatl, IV
      ---------------                         ----------------------------------
                                              Frank J. Cinatl, IV
                                              Vice President and Chief Financial
                                              Officer of Registrant
                                              (Principal Accounting Officer)