Form 10-Q
period 2000-06-30
ABATIX CORP
filed 2000-08-14
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 2000

Commission file number 1-10184


                                  ABATIX CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                                              75-1908110
--------------------------------------               ---------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification number)

8201 Eastpoint Drive, Suite 500
Dallas, Texas                                                              75227
----------------------------------------------------               -------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (214) 381-1146
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


Common stock outstanding at August 10, 2000 was 1,711,148.

                           ABATIX CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                  June 30,
                                                                                    2000         December 31, 1999
                                   Assets                                       (Unaudited)
                                   ------                                     ----------------   -----------------
Current assets:
    Cash                                                                         $    193,561       $    106,793
    Trade accounts receivable, net of allowance for doubtful accounts of
      $551,640 in 2000 and $616,678 in 1999                                         8,127,183          7,028,271
    Inventories                                                                     5,993,806          5,393,355
    Prepaid expenses and other assets                                                 377,234            368,583
    Refundable income taxes                                                            85,047             87,986
    Deferred income taxes                                                             168,235            235,505
                                                                              -----------------  ------------------
      Total current assets                                                         14,945,066         13,220,493

Receivables from officers and employees                                                 1,802              7,750
Property and equipment, net                                                           716,085            629,796
Deferred income taxes                                                                 160,631            144,916
Goodwill, net of accumulated amortization of $170,511 in 2000 and $91,751 in
    1999                                                                            1,056,120          1,134,880
Other assets                                                                           59,522             66,973
                                                                              -----------------  ------------------
                                                                                 $ 16,939,226       $ 15,204,808
                                                                              =================  ==================
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
    Notes payable to bank                                                        $  6,573,400       $  5,825,721
    Accounts payable                                                                3,259,419          2,604,587
    Accrued compensation                                                              304,785            198,127
    Other accrued expenses                                                            413,998            542,959
                                                                              -----------------  ------------------
       Total current liabilities                                                   10,551,602          9,171,394
                                                                              -----------------  ------------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,437,314 shares in 2000 and 1999                                                2,437              2,437
    Additional paid-in capital                                                      2,574,560          2,574,560
    Retained earnings                                                               6,067,969          5,713,759
    Treasury stock at cost, 726,166 common shares in 2000
        and 1999                                                                   (2,257,342)        (2,257,342)
                                                                              -----------------  ------------------
       Total stockholders' equity                                                   6,387,624          6,033,414

Commitments and contingencies (Note 6)
                                                                              -----------------  ------------------
                                                                                 $ 16,939,226       $ 15,204,808
                                                                              =================  ==================

See accompanying notes to consolidated financial statements.



                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                       -------------------------------------  -------------------------------------
                                                             2000               1999                2000               1999
                                                       -----------------  ------------------  ------------------  -----------------

Net sales                                                 $ 13,110,321       $ 11,262,132        $ 24,374,823        $ 21,140,326
Cost of sales                                                9,654,001          8,185,853          17,845,891          15,329,031
                                                       -----------------  ------------------  ------------------  -----------------
    Gross profit                                             3,456,320          3,076,279           6,528,932           5,811,295

Selling, general and administrative expenses                 2,808,347          2,641,993           5,648,515           5,117,775
                                                       -----------------  ------------------  ------------------  -----------------
       Operating profit                                        647,973            434,286             880,417             693,520

Other income (expense):
    Interest expense                                          (148,411)           (82,854)           (281,644)           (150,896)
    Other, net                                                   2,189             16,882              (9,111)             16,387
                                                       -----------------  ------------------  ------------------  -----------------
       Earnings before income taxes                            501,751            368,314             589,662             559,011

Income tax expense                                             199,848            158,581             235,452             234,019
                                                       -----------------  ------------------  ------------------  -----------------
       Net earnings                                       $    301,903       $    209,733        $    354,210        $    324,992
                                                       =================  ==================  ==================  =================

 Basic and diluted earnings per common share              $        .18       $        .12        $        .21        $        .18
                                                       =================  ==================  ==================  =================
Basic and diluted weighted average
  shares outstanding (Note 2):                               1,711,148          1,762,148           1,711,148           1,816,027
                                                       =================  ==================  ==================  =================


See accompanying notes to consolidated financial statements.

                          ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                             -------------------------------------
                                                                                    2000                1999
                                                                             -------------------  ----------------
Cash flows from operating activities:
    Net earnings                                                               $     354,210       $     324,992
    Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                 277,161             226,471
       Deferred income taxes                                                          51,555             (21,992)
       Gain on sale of assets                                                              -             (19,609)
       Changes in assets and liabilities, net of business acquisitions:
          Receivables                                                             (1,098,912)           (889,268)
          Inventories                                                               (600,451)           (567,463)
          Refundable income taxes                                                      2,939                   -
          Prepaid expenses and other assets                                           (8,651)            192,931
          Accounts payable                                                           654,832             567,887
          Accrued expenses                                                           (22,303)            291,558
                                                                             ------------------  -----------------
Net cash (used in) provided by operating activities                                 (389,620)            105,507
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (294,883)           (193,452)
    Proceeds from sale of property and equipment                                      10,193              28,000
    Business acquisitions, net of cash acquired (Note 5)                                   -          (2,160,575)
    Advances to officers and employees                                               (21,142)            (36,201)
    Collection of advances to officers and employees                                  27,090              22,508
    Other assets, primarily deposits                                                   7,451              (6,051)
                                                                             ------------------  -----------------
Net cash used in investing activities                                               (271,291)         (2,345,771)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                             -            (442,477)
    Borrowings on notes payable to bank                                            7,057,863          14,261,093
    Repayments on notes payable to bank                                           (6,310,184)        (11,748,147)
                                                                             ------------------  -----------------
Net cash provided by financing activities                                            747,679           2,070,469
                                                                             ------------------  -----------------

Net increase (decrease) in cash                                                       86,768            (169,795)
Cash at beginning of period                                                          106,793             223,997
                                                                             ------------------  -----------------
       Cash at end of period                                                   $     193,561       $      54,202
                                                                             ==================  =================

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation, General and Business

Abatix Corp. ("Abatix") and subsidiary, (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies to the asbestos abatement industry, the industrial safety and hazardous materials industries and, combined with tools and tool supplies, the construction industry. At June 30, 2000, the Company operated seven sales and distribution centers in five states. The Company's wholly-owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation, imports disposable protective clothing products sold through the Company's distribution channels and through other distributors.

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

(2)      Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month and six-month periods ended June 30, 2000 and 1999, there were no dilutive securities outstanding. Basic earnings per share and diluted earnings per share amounts were equal for the three and six months ended June 30, 2000 and 1999.

(3)      Supplemental Information for Statements of Cash Flows

The Company paid interest of $270,510 and $129,806 in the six months ended June 30, 2000 and 1999, respectively, and income taxes of $147,959 and $345,089 in the six months ended June 30, 2000 and 1999, respectively. In 1999, the Company issued stock for a business acquisition at a value of $76,075 and received stock from an officer to repay debt in the amount of $79,681.

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

                                                 Abatix                   IESI                   Totals
Three Months Ended                           ----------------       -----------------       -----------------
June 30, 2000
----------------------------------------

Sales from external customers                    $12,070,641             $1,039,680             $13,110,321
Intersegment sales                                         -                168,060                 168,060
Interest income                                          (27)                     -                     (27)
Interest expense                                     148,411                      -                 148,411
Depreciation and amortization                        178,920                  1,652                 180,572
Segment profit                                       370,044                127,571                 497,615
Segment assets                                    16,588,502                966,244              17,554,746
Capital expenditures                                  92,766                      -                  92,766

Three Months Ended
June 30, 1999
----------------------------------------
Sales from external customers                    $10,646,362             $  615,770             $11,262,132
Intersegment sales                                         -                233,073                 233,073
Interest income                                            -                      -                       -
Interest expense                                      82,854                      -                  82,854
Depreciation and amortization                        118,334                  1,760                 120,094
Segment profit                                       273,190                 96,182                 369,372
Segment assets                                    15,312,472                846,648              16,159,120
Capital expenditures                                 103,953                  2,066                 106,019

                                                 Abatix                   IESI                   Totals
Three Months Ended                           ----------------      -----------------       -----------------
June 30, 2000
----------------------------------------

Sales from external customers                    $22,684,749             $1,690,074             $24,374,823
Intersegment sales                                         -                369,263                 369,263
Interest income                                            -                      -                       -
Interest expense                                     281,644                      -                 281,644
Depreciation and amortization                        273,680                  3,481                 277,161
Segment profit                                       410,096                179,432                 589,528
Segment assets                                    16,588,502                966,244              17,554,746
Capital expenditures                                 293,345                  1,538                 294,883

Six Months Ended
June 30, 1999
----------------------------------------
Sales from external customers                    $19,759,146             $1,381,180             $21,140,326
Intersegment sales                                         -                469,712                 469,712
Interest income                                          574                      -                     574
Interest expense                                     150,896                      -                 150,896
Depreciation and amortization                        222,887                  3,584                 226,471
Segment profit                                       368,099                202,242                 570,341
Segment assets                                    15,319,479                846,648              16,166,127
Capital expenditures                                 191,386                  2,066                 193,452


Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                               Three Months Ended June 30,                    Six Months Ended June 30,
                                         -----------------------------------------     -----------------------------------------
                                               2000                   1999                   2000                   1999
                                         ------------------     ------------------     ------------------     ------------------

Profit for reportable segments                $   497,615            $   369,372            $   589,528            $   570,341
   Elimination of intersegment
      profits                                       4,136                 (1,058)                   134                (11,330)
                                         ------------------     ------------------     ------------------     ------------------
Earnings before income taxes                  $   501,751            $   368,314            $   589,662            $   559,011
                                         ==================     ==================     ==================     ==================

Total assets for reportable segments                                                        $17,554,746            $16,166,127
   Elimination of intersegment
      assets                                                                                   (615,520)              (674,510)
                                                                                       ------------------     ------------------
Total assets                                                                                $16,939,226            $15,491,617
                                                                                       ==================     ==================

The  Company's  sales,  substantially  all of which are on an  unsecured  credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 2000 and 1999, no single customer accounted for more than 10 percent of net sales, although sales to asbestos and lead abatement contractors were approximately 34 percent and 42 percent of consolidated net sales in those periods, respectively. A reduction in spending on asbestos or lead abatement projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, one product class accounted for approximately 14 percent and 16 percent of net sales during the six months ended June 30, 2000 and 1999, respectively. A major component of these products is petroleum. Further increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

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

On April 6, 1999, the Company closed its Denver distribution and sales center. The Denver facility had sales of $15,000 and $353,000 for the three and six months ended June 30, 1999. Expenses related to the closing of this location were not material.

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

Unaudited pro forma results, as if the North State acquisition had occurred at the beginning of 1999, are as follows:
                                                For the six
                                               months ended
                                                 June 30,
                                                   1999
                                             ------------------

Net sales                                       $   23,651,731
                                             ==================

Net income                                      $      346,535
                                             ==================

Basic and diluted earnings per share            $          .19
                                             ==================

(6)      Commitments and Contingencies

In January and February 2000, the Company air-freighted products to two customers, which contained chemicals classified by the Department of Transportation as hazardous material. During transportation, some of these chemicals leaked. On June 15, 2000, the Federal Aviation Administration ("FAA") notified the Company of their findings for the first incident which indicated the Company did not comply with the Department of Transportation's Hazardous Material Regulations. The FAA has proposed a $59,500 civil penalty for violating these regulations. The Company has not received the FAA's proposal for the second incident and can not estimate the range of any possible loss at this time. The Company has available to it several options, including a hearing. The Company believes the ultimate amount of the penalty, if any, will not be material to the Company's financial position or results of operations.

                           ABATIX CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1999.

Consolidated net sales for the three months ended June 30, 2000, increased 16 percent to $13,110,000 from $11,262,000 in 1999. The Abatix operating segment net sales grew 13 percent to $12,071,000 in 2000 and the IESI operating segment net sales increased 69 percent to $1,040,000 in 2000. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including the acquisition of North State, a construction supply distributor. This acquisition provides a larger customer base and the ability to cross sell products to both North State and Abatix customers. The increase in net sales is also a result of the stable economic conditions in the geographic regions serviced by the Company's facilities. These economic conditions, if maintained, should provide the ability for the Company to internally grow its revenues for the remainder of 2000.

On April 6, 1999, the Company closed its Denver facility and now serves the Denver market primarily from its Phoenix location. The Denver facility had sales of approximately $15,000 and for the three months ended June 30, 1999.

Gross profit in the second quarter of 2000 of $3,456,000 increased 12 percent from gross profit in 1999 of $3,076,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, were approximately 26 percent for 2000 and 27 percent for 1999. Although overall margins are expected to remain at their current levels in 2000, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the second three months of 2000 of $2,808,000 increased 6 percent over 1999 expenses of $2,642,000. The increase was attributable primarily to the inclusion of North State costs and increased rent due to larger facilities and higher rent rates for three distribution centers and the corporate offices. Leases on three facilities were renegotiated at the end of 1999. Rental rates are higher with the new leases as a result of improved real estate conditions. Selling, general and administrative expenses were 21 percent and 23 percent of sales for 2000 and 1999, respectively. These expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2000.

Interest expense of $148,000 increased approximately $66,000 from 1999 interest expense of $83,000 primarily due to the additional borrowings used to finance the acquisition of North State and higher interest rates. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Additional increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the three months ended June 30, 2000, of $302,000 or $.18 per share increased $92,000 from net earnings of $210,000 or $.12 per share for the same period in 1999. The increase in net earnings is primarily due to the higher sales volume, partially offset by the higher general and administrative costs and the increased interest expense.

SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1999.

Consolidated net sales for the six months ended June 30, 2000, increased 15 percent to $24,375,000 from $21,140,000 in 1999. The Abatix operating segment net sales grew 15 percent to $22,685,000 in 2000 and the IESI operating segment net sales increased 22 percent to $1,690,000 in 2000. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including the acquisition of North State, a construction supply distributor. This acquisition provides a larger customer base and the ability to cross sell products to both North State and Abatix customers. The increase in net sales is also a result of the stable economic conditions in the geographic regions serviced by the Company's facilities. These economic conditions, if maintained, should provide the ability for the Company to internally grow its revenues for the remainder of 2000.

On April 6, 1999, the Company closed its Denver facility and now serves the Denver market primarily from its Phoenix location. The Denver facility had sales of approximately $353,000 for the six months ended June 30, 1999.

Gross profit in the first six months of 2000 of $6,529,000 increased 12 percent from gross profit in 1999 of $5,811,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, were approximately 27 percent for 2000 and for 1999. Although overall margins are expected to remain at their current levels in 2000, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first six months of 2000 of $5,649,000 increased 10 percent over 1999 expenses of $5,118,000. The increase was attributable primarily to the inclusion of North State costs and increased rent due to larger facilities and higher rent rates for three distribution centers and the corporate offices. Leases on three facilities were renegotiated at the end of 1999. Rental rates are higher with the new leases as a result of improved real estate conditions. Selling, general and administrative expenses were 23 percent of sales for 2000 and 24 percent of sales for 1999. These expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2000.

Interest expense of $282,000 increased $131,000 from 1999 interest expense of $151,000 primarily due to the additional borrowings used to finance the acquisition of North State and higher interest rates. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Additional increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the six months ended June 30, 2000, of $354,000 or $.21 per share increased $29,000 from net earnings of $325,000 or $.18 per share for the same period in 1999. The increase in net earnings is primarily due to the higher sales volume, partially offset by the higher general and administrative costs and the increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash used in operations during the first six months of 2000 of $390,000 resulted principally from the normal seasonal increase in accounts receivable and inventories, partially offset by an increase in accounts payable.

Cash requirements for non-operating activities during the first six months of 2000 resulted primarily from repayments of notes payable to the bank and $295,000 for purchases of property and equipment. The working capital line of credit borrowings, net of payments, occurred primarily as a result of increases in accounts receivable and inventory and the purchase of fixed assets. The equipment purchases in 2000 were primarily office furniture and fixtures, warehouse equipment, a delivery vehicle and costs associated with building the Company's e-commerce solution.

Cash flow from operations for the entire year of 2000 is expected to be positive, although at any given point, it may be negative. The development of the Company's e-commerce solution, which is expected to begin beta testing in September 2000, will require a significant capital outlay. This solution, which could cost a total of $250,000 to implement, market and maintain in 2000, is expected to provide customers a more efficient method of doing business with Abatix and could provide some cost savings in the future, as well as expand the customer base.

In early May 2000, the Company increased its working capital line of credit at a commercial lending institution from $6,500,000 to $7,000,000 to help fund additional capital requirements resulting from the development of its e-commerce site. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of August 4, 2000, there are advances outstanding under this credit facility of $6,140,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $860,000 as of August 4, 2000. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of August 4, 2000, were $179,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

Except for the historical information contained herein, the matters set forth in this form 10-Q are forward looking and involve a number of risks and uncertainties. Factors that could cause actual results to differ materially are the following: federal funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products and strong competition. Furthermore, increases in oil prices or shortages in oil supply could significantly impact the Company's petroleum based products and its ability to supply those products at a reasonable price. In addition, lack of acceptance of our proposed e-commerce solution or problems in implementing this solution could cause actual results to differ materially.

                           ABATIX CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. Legal Proceedings -

            FEDERAL AVIATION ADMINISTRATION CASE NO. 2000NM710119

     In January and February 2000, the Company air-freighted products to two customers, which contained chemicals classified by the Department of Transportation as hazardous material. During transportation, some of these chemicals leaked. On June 15, 2000, the Federal Aviation Administration ("FAA") notified the Company of their findings for the first incident which indicated the Company did not comply with the Department of
     Transportation's Hazardous Material Regulations. The FAA has proposed a $59,500 civil penalty for violating these regulations. The Company has not received the FAA's proposal for the second incident and can not estimate the range of any possible loss at this time. The Company has available to it several options, including a hearing. The Company believes the ultimate amount of the penalty, if any, will not be material to the Company's financial position or results of operations.

Item 2. Changes in Securities -- None

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits --

              Exhibit 27 - Financial  Data  Schedule  for the six months ended
                June 30, 2000 (filed with the Company's electronic filing only).

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




Date: August 10, 2000                                By: /s/ Frank J. Cinatl, IV
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