Form 10-Q
period 2000-09-30
ABATIX CORP
filed 2000-11-14
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 and 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 2000

Commission file number 1-10184


                                  ABATIX CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                                              75-1908110
---------------------------------------------         --------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification number)

8201 Eastpoint Drive, Suite 500
Dallas, Texas                                                              75227
----------------------------------------              --------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (214) 381-1146
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
                                                              Yes  X   No
                                                                 -----   -----


Common stock outstanding at November 13, 2000 was 1,711,148 shares.



                           ABATIX CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                                                                September 30,
                                                                                    2000         December 31, 1999
                                   Assets                                       (Unaudited)
                                   ------

                                                                              -----------------  ------------------
Current assets:
    Cash                                                                       $      243,463     $      106,793
    Trade accounts receivable, net of allowance for doubtful accounts of
      $561,364 in 2000 and $616,678 in 1999                                         7,990,466          7,028,271
    Inventories                                                                     5,448,998          5,393,355
    Prepaid expenses and other assets                                                 411,561            368,583
    Refundable income taxes                                                           171,224             87,986
    Deferred income taxes                                                             168,235            235,505
    Notes receivable                                                                   50,000                  -
                                                                              -----------------  ------------------
      Total current assets                                                         14,483,947         13,220,493

Receivables from officers and employees                                                 1,470              7,750
Property and equipment, net                                                           719,913            629,796
Deferred income taxes                                                                 160,632            144,916
Goodwill, net of accumulated amortization of $209,985 in 2000
   and $91,751 in 1999                                                              1,016,740          1,134,880
Other assets                                                                           59,522             66,973
                                                                              -----------------  ------------------
                                                                                 $ 16,442,224      $  15,204,808
                                                                              =================  ==================
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
    Notes payable to bank                                                       $   6,561,674      $   5,825,721
    Accounts payable                                                                2,613,060          2,604,587
    Accrued compensation                                                              321,441            198,127
    Other accrued expenses                                                            335,121            542,959
                                                                              -----------------  ------------------
       Total current liabilities                                                    9,831,296          9,171,394
                                                                              -----------------  ------------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; issued
       2,437,314 shares in 2000 and 1999, respectively                                  2,437              2,437
    Additional paid-in capital                                                      2,574,560          2,574,560
    Retained earnings                                                               6,291,273          5,713,759
    Treasury stock at cost, 726,166 common shares in 2000
        and 1999                                                                   (2,257,342)        (2,257,342)
                                                                              -----------------  ------------------
       Total stockholders' equity                                                   6,610,928          6,033,414

Commitments and contingencies (Note 6)
                                                                              -----------------  ------------------
                                                                                 $ 16,442,224      $  15,204,808
                                                                              =================  ==================

See accompanying notes to consolidated financial statements.



                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                       -------------------------------------  -------------------------------------
                                                             2000               1999                2000                1999
                                                       -----------------  ------------------  ------------------  -----------------

Net sales                                                 $ 12,244,133       $ 11,817,224        $ 36,618,956        $ 32,957,550
Cost of sales                                                9,020,697          8,581,380          26,866,588          23,910,411
                                                       -----------------  ------------------  ------------------  -----------------
    Gross profit                                             3,223,436          3,235,844           9,752,368           9,047,139

Selling, general and administrative expenses                 2,705,442          2,806,949           8,353,957           7,924,724
                                                       -----------------  ------------------  ------------------  -----------------
       Operating profit                                        517,994            428,895           1,398,411           1,122,415

Other income (expense):
    Interest expense                                          (155,088)          (121,702)           (436,732)           (272,598)
    Other, net                                                   6,527              7,301              (2,584)             23,688
                                                       -----------------  ------------------  ------------------  -----------------
       Earnings before income taxes                            369,433            314,494             959,095             873,505

Income tax expense                                             146,129            120,866             381,581             354,885
                                                       -----------------  ------------------  ------------------  -----------------
       Net earnings                                       $    223,304       $    193,628        $    577,514        $    518,620
                                                       =================  ==================  ==================  =================

 Basic and diluted earnings per common share              $        .13       $        .11        $        .34        $        .29
                                                       =================  ==================  ==================  =================

Basic and diluted weighted average shares
     outstanding (Note 2)                                    1,711,148          1,762,148           1,711,148           1,798,067
                                                       =================  ==================  ==================  =================


See accompanying notes to consolidated financial statements.




                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             -------------------------------------
                                                                                   2000                1999
                                                                             ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                               $     577,514       $     518,620
    Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                 410,593             345,240
       Deferred income taxes                                                          51,554            (135,790)
       Gain on sale of assets                                                              -             (19,609)
       Changes in assets and liabilities, net of business acquisitions:
          Receivables                                                               (962,194)           (623,106)
          Inventories                                                                (55,643)           (918,366)
          Refundable income taxes                                                    (83,238)                  -
          Prepaid expenses and other assets                                          (42,977)            218,840
          Accounts payable                                                             8,472             608,071
          Accrued expenses                                                           (84,525)            269,592
                                                                             ------------------  -----------------
Net cash (used in) provided by operating activities                                 (180,444)            263,492
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (392,764)           (257,618)
    Proceeds from sale of property and equipment                                      10,193              28,000
    Business acquisitions, net of cash acquired (Note 5)                                   -          (2,160,575)
    Advances to officers and employees                                               (24,197)            (50,012)
    Collection of advances to officers and employees                                  30,478              35,157
    Loan to third party                                                              (50,000)                  -
    Other assets, primarily deposits                                                   7,451             (35,014)
                                                                             ------------------  -----------------
Net cash used in investing activities                                               (418,839)         (2,440,062)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                             -            (442,477)
    Borrowings on notes payable to bank                                           10,830,292          17,154,620
    Repayments on notes payable to bank                                          (10,094,339)        (14,681,229)
                                                                             ------------------  -----------------
Net cash provided by financing activities                                            735,953           2,030,914
                                                                             ------------------  -----------------

Net increase (decrease) in cash                                                      136,670            (145,656)
Cash at beginning of period                                                          106,793             223,997
                                                                             ------------------  -----------------
       Cash at end of period                                                  $      243,463     $        78,341
                                                                             ==================  =================

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation, General and Business

Abatix Corp. ("Abatix") and subsidiary, (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies to the asbestos abatement industry, the industrial safety and hazardous materials industries and, combined with tools and tool supplies, the construction industry. At September 30, 2000, the Company operated seven sales and distribution centers in five states. The Company's wholly owned subsidiary, International Enviroguard Systems, Inc. ("IESI"), a Delaware corporation, imports disposable protective clothing products sold through the Company's distribution channels and through other distributors.

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

(2)      Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive securities. For the three and nine month periods ended September 30, 2000 and 1999, there were no dilutive securities outstanding.

(3)      Supplemental Information for Statements of Cash Flows

The Company paid interest of $425,486 and $248,680 for the nine months ended September 30, 2000 and 1999, respectively and income taxes of $448,472 and $503,015 for the nine months ended September 30, 2000 and 1999, respectively. In 1999, the Company issued stock for a business acquisition at a value of $76,075 and received stock from an officer to repay debt in the amount of $79,681.

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



                                                   Abatix                 IESI                 Totals
          Three Months Ended                 -----------------      -----------------    ------------------
          September 30, 2000
----------------------------------------

Sales from external customers                   $ 11,122,476            $ 1,121,657          $ 12,244,133
Intersegment sales                                         -                127,705               127,705
Interest expense                                     155,088                      -               155,088
Depreciation and amortization                        131,484                  1,948               133,432
Segment profit                                       202,190                176,298               378,488
Segment assets                                    16,117,770              1,130,583            17,248,353
Capital expenditures                                  97,881                      -                97,881


          Three Months Ended
          September 30, 1999
----------------------------------------
Sales from external customers                   $ 11,367,835           $    449,389          $ 11,817,224
Intersegment sales                                         -                228,215               228,215
Interest expense                                     121,702                      -               121,702
Depreciation and amortization                        117,013                  1,756               118,769
Segment profit                                       276,925                 45,088               322,013
Segment assets                                    15,382,630                822,978            16,205,608
Capital expenditures                                  61,981                  2,185                64,166




                                                  Abatix                 IESI                  Totals
           Nine Months Ended                 -----------------     ------------------      -----------------
          September 30, 2000
----------------------------------------

Sales from external customers                   $ 33,807,225            $ 2,811,731           $ 36,618,956
Intersegment sales                                         -                496,968                496,968
Interest revenue                                           -                      -                      -
Interest expense                                     436,732                      -                436,732
Depreciation and amortization                        405,164                  5,429                410,593
Segment profit                                       612,286                355,730                968,016
Segment assets                                    16,117,770              1,130,583             17,248,353
Capital expenditures                                 391,226                  1,538                392,764


           Nine Months Ended
          September 30, 1999
----------------------------------------
Sales from external customers                   $ 31,126,981            $ 1,830,569           $ 32,957,550
Intersegment sales                                         -                697,927                697,927
Interest revenue                                         574                      -                    574
Interest expense                                     272,598                      -                272,598
Depreciation and amortization                        339,900                  5,340                345,240
Segment profit                                       645,024                247,330                892,354
Segment assets                                    15,382,630                822,978             16,205,608
Capital expenditures                                 253,366                  4,252                257,618

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                    Three Months Ended                            Nine Months Ended
                                                       September 30,                                 September 30,
                                         -----------------------------------------     -----------------------------------------
                                               2000                   1999                   2000                   1999
                                         ------------------     ------------------     ------------------     ------------------

Profit for reportable segments                  $ 378,488              $ 322,013          $     968,016          $     892,354
   Elimination of intersegment
      profits                                      (9,055)                (7,519)                (8,921)               (18,849)
                                         ------------------     ------------------     ------------------     ------------------
Earnings before income taxes                    $ 369,433              $ 314,494          $     959,095          $     873,505
                                         ==================     ==================     ==================     ==================

Total assets for reportable segments                                                      $  17,248,353          $  16,205,608
   Elimination of intersegment
      assets                                                                                   (806,129)              (541,700)
                                                                                       ------------------     ------------------
Total assets                                                                              $  16,442,224          $  15,663,908
                                                                                       ==================     ==================

The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the nine months ended September 30, 2000 and 1999, no single customer accounted for more than 10 percent of net sales, although sales to asbestos and lead abatement contractors were approximately 33 percent and 41 percent of consolidated net sales in those periods, respectively. A reduction in future spending on asbestos or lead abatement projects could significantly impact sales.


Although no vendor accounted for more than 10 percent of purchases, one product class accounted for approximately 14 percent and 16 percent of net sales during the nine months ended September 30, 2000 and 1999, respectively. A major component of these products is petroleum. Further increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

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

On April 6, 1999, the Company closed its Denver distribution and sales center. The Denver facility had sales of $353,000 for the nine months ended September 30, 1999. Expenses related to the closing of this location were not material.

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

Unaudited pro forma results, as if the Keliher and North State acquisitions had occurred at the beginning of 1999, are as follows:

                                            For the Nine
                                            Months Ended
                                           September 30,
                                               1999
                                        --------------------

Net sales                                   $ 35,468,955
                                        ====================

Net income                                  $    540,621
                                        ====================

Basic and diluted earnings per share        $        .30
                                        ====================


(6)      Commitments and Contingencies


In January and February 2000, the Company air-freighted products to two customers, which contained chemicals classified by the Department of Transportation as hazardous material. During transportation, some of these chemicals leaked. On June 15, 2000, the Federal Aviation Administration ("FAA") notified the Company of their findings for the first incident which indicated the Company did not comply with the Department of Transportation's Hazardous
Material Regulations. In October 2000, the FAA proposed, and the Company verbally accepted, a $25,000 civil penalty for the first incident. The settlement amount is accrued at September 30, 2000. The Company has not received the FAA's proposal for the second incident and cannot estimate the range of any possible loss at this time. The Company believes the ultimate amount of the penalty, if any, will not be material to the Company's financial position or results of operations.

                           ABATIX CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999.

Consolidated net sales for the three months ended September 30, 2000, increased 4 percent to $12,244,000 from $11,817,000 in 1999. The Abatix operating segment net sales decreased 2 percent to $11,122,000 in 2000 and the IESI operating segment net sales increased 150 percent to $1,122,000 in 2000. The decrease in net sales for Abatix is primarily a result of a 7 percent decline in sales to asbestos abatement contractors. This decline in sales to asbestos abatement contractors, which is expected to continue for the foreseeable future, was partially offset by increased sales to industrial manufacturing facilities. The increase in net sales for IESI is the result of a new alliance with an international company to distribute IESI products.


Gross profit in the third quarter of 2000 of $3,223,000 is substantially the same as the gross profit in 1999 of $3,236,000. As expected, margins varied from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, were approximately 26 and 27 percent for 2000 and 1999, respectively. Although overall margins are expected to remain at their current levels in 2000, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the third quarter of 2000 of $2,705,000 decreased 4 percent over 1999 expenses of $2,807,000. The decrease was attributable primarily to lower payroll and employee-related costs. The decrease was partially offset by increased rent for larger facilities and higher rent rates. Selling, general and administrative expenses were 22 percent and 24 percent of sales for 2000 and 1999, respectively. These expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2000.

Interest expense of $155,000 increased approximately $33,000 from 1999 interest expense of $122,000 primarily due to higher interest rates. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Additional increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the three months ended September 30, 2000, of $223,000 or $.13 per share increased $30,000 from net earnings of $194,000 or $.11 per share for the same period in 1999. The increase in net earnings is primarily due to the higher sales volume and lower general and administrative costs, partially offset by increased interest expense.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999.

Consolidated net sales for the nine months ended September 30, 2000, increased 11 percent to $36,619,000 from $32,958,000 in 1999. The Abatix operating segment net sales grew 9 percent to $33,807,000 in 2000 and the IESI operating segment net sales increased 54 percent to $2,812,000 in 2000. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including the introduction of a new distribution channel for IESI and the acquisition of North State, a construction supply distributor. The acquisition provides a larger customer base and the ability to cross sell products to both North State and Abatix customers. The increase in net sales is also a result of the economic conditions in the geographic regions serviced by the Company's facilities. The increase in net sales for the first nine months of 2000 was partially offset by a 4 percent decline in sales to asbestos abatement contractors. This decline in asbestos abatement sales is expected to continue for the foreseeable future. Further diversification of the customer base, cross selling of products, along with the economic conditions, if maintained, should provide the ability for the Company to internally grow its revenues for the remainder of 2000.

On April 6, 1999, the Company closed its Denver facility and now serves the Denver market primarily from its Phoenix location. The Denver facility had sales of approximately $353,000 for the nine months ended September 30, 1999.

Gross profit in the first nine months of 2000 of $9,752,000 increased 8 percent from gross profit in 1999 of $9,047,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, were approximately 27 percent for 2000 and for 1999. Although overall margins are expected to remain at their current levels in 2000, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first nine months of 2000 of $8,354,000 increased 5 percent over 1999 expenses of $7,925,000. The increase was attributable primarily to the inclusion of North State costs and increased rent due to larger facilities and higher rent rates for three distribution centers and the corporate offices. Leases on three facilities were renegotiated at the end of 1999. Rental rates are higher with the new leases as a result of improved real estate conditions. Selling, general and administrative expenses were 23 percent of sales for 2000 and 24 percent of sales for 1999. These expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2000.

Interest expense of $437,000 increased $164,000 from 1999 interest expense of $273,000 primarily due to the additional borrowings used to finance the acquisition of North State and higher interest rates. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Additional increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the nine months ended September 30, 2000, of $578,000 or $.34 per share increased $59,000 from net earnings of $519,000 or $.29 per share for the same period in 1999. The increase in net earnings is primarily due to the higher sales volume, partially offset by the higher general and administrative costs and the increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash used in operations during the first nine months of 2000 of $180,000 resulted principally from the normal seasonal increase in accounts receivable and inventories.

Cash requirements for non-operating activities during the first nine months of 2000 resulted primarily from repayments of notes payable to the bank and $393,000 for purchases of property and equipment. The working capital line of credit borrowings, net of payments, occurred primarily as a result of increases in accounts receivable and inventory and the purchase of fixed assets. The equipment purchases in 2000 were primarily costs associated with building the Company's e-commerce solution, office furniture and fixtures, warehouse equipment, and a delivery vehicle.

Cash flow from operations for the entire year of 2000 is expected to be positive, although at any given point, it may be negative. The development of the Company's e-commerce solution, which is expected to begin beta testing in December 2000, has required a significant capital outlay. This solution, which could cost a total of $200,000 to implement, market and maintain in 2000 and $100,000 in 2001, is expected to provide customers a more efficient method of doing business with Abatix and could provide some cost savings in the future, as well as expand the customer base.

In May 2000, the Company increased its working capital line of credit at a commercial lending institution from $6,500,000 to $7,000,000 to help fund additional capital requirements resulting from the business growth and the development of its e-commerce site. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of November 3, 2000, there are advances outstanding under this credit facility of $4,951,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $2,049,000 as of November 3, 2000. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of November 3, 2000, were $120,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

In July 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs," which establishes standards for how companies should account for shipping and handling fees billed to customers and the costs incurred by companies that sell goods. The consensus reached was that all amounts billed to a customer should be classified as revenue. No consensus was reached on classification of costs, rather the EITF reinforced the requirement to disclose the policy for accumulating and classifying shipping and handling costs. This consensus must be applied no later than the fourth quarter of the current fiscal year. The Company does not expect adoption of this consensus to have a material effect on its financial statements.

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

                           ABATIX CORP. AND SUBSIDIARY
                                     PART II
                                Other Information

Item 1. Legal Proceedings -

            Federal Aviation Administration Case No. 2000NM710119

         In January and February 2000, the Company air-freighted products to two customers, which contained chemicals classified by the Department of Transportation as hazardous material. During transportation, some of these chemicals leaked. On June 15, 2000, the Federal Aviation Administration ("FAA") notified the Company of their findings for the first incident which indicated the Company did not comply with the Department of Transportation's Hazardous Material Regulations. In October 2000, the FAA proposed, and the Company verbally accepted, a $25,000 civil penalty for the first incident. The settlement amount is accrued at September 30, 2000. The Company has not received the FAA's proposal for the second incident and cannot estimate the range of any possible loss at this time. The Company believes the ultimate amount of the penalty, if any, will not be material to the Company's financial position or results of operations.

Item 2. Changes in Securities -- None

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits --

              Exhibit 27 - Financial Data Schedule for the nine months ended September 30, 2000 (filed with the Company's electronic filing only).

         (b) Reports on Form 8-K -- None

              .

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.


                                                              ABATIX CORP.
                                                              (Registrant)




Date: November 13, 2000                              By: /s/ Frank J. Cinatl, IV
      -----------------                          -------------------------------
                                                             Frank J. Cinatl, IV
                                              Vice President and Chief Financial
                                                           Officer of Registrant
                                                  (Principal Accounting Officer)