Form 10-K
period 2000-12-31
ABATIX CORP
filed 2001-03-23
CIK 845779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000    Commission File Number - 1-10184

                                  ABATIX CORP.
             (Exact name of registrant as specified in its charter)

        Delaware                                        75-1908110
----------------------------------       ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

8201 Eastpoint Drive, Suite 500, Dallas, Texas                75227
----------------------------------------------     -----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (214) 381-1146
                                                     ---------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1,711,148 shares of common stock, $.001 par value, were issued and outstanding on March 14, 2001.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on March 14, 2001 (an aggregate of 748,914 shares out of a total of 1,711,148 shares outstanding at that time) was $1,310,600 computed by reference to the closing bid price of $1.750 on March 14, 2001

Portions of the Registrant's proxy statement for its 2001 annual meeting of stockholders are incorporated into Part III, herein, by this reference thereto.

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

The Company began operations in May 1983 as a supply company located in Dallas, Texas, and was originally incorporated in Texas as T&T Supply Company, Inc. in March 1984. Abatix was incorporated in Delaware on December 5, 1988 to effect and complete an Agreement and Plan of Merger with T&T on December 9, 1988. In March 1989, the Company completed its initial public offering of its securities.

During 1994, because of increased purchasing power, the Company, through its wholly owned subsidiary International Enviroguard Systems, Inc. ("IESI"), began to import certain products sold through not only the Company's distribution channels, but also other distribution companies not in direct competition with Abatix.

Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company, a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, is an industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $975,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.45 per share and the remainder in cash. This acquisition has been accounted for using the purchase method.

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

The Company intends to expand and diversify the revenue base through the expansion of product lines, hiring additional personnel, and additional acquisitions, if appropriate. In addition, the Company is developing an e-commerce solution to help solidify relationships with the existing customer base and expand its geographic presence.

(b)      FINANCIAL INFORMATION AB0UT OPERATING SEGMENTS

Information about the Company's operating segments is included in the Notes to the Consolidated Financial Statements at Item 14.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

Based on 2000 sales, approximately 33 percent of the Company's products are sold to asbestos and lead abatement contractors, 26 percent to construction related firms, 21 percent to the industrial safety market, and 20 percent to other firms, including hazardous material contractors and other distributors. The Company believes a majority of its sales for the foreseeable future will continue to be made to asbestos and lead abatement contractors, project organizers and managers although these sales should continue to decline as a percentage of overall revenues. At present the Company estimates its share of the asbestos abatement supply market to be approximately 15 to 20 percent in the geographic markets served by the Company. The Company considers its relationship with its customers to be excellent.

ASBESTOS ABATEMENT INDUSTRY BACKGROUND

Between 1900 and the early 1970's, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries. In the mid-1980's it was estimated that in the United States, approximately 20 percent of all buildings, excluding residences and schools, contain friable asbestos-containing materials that are brittle, readily crumble and are susceptible to the release of asbestos dust. Various diseases such as asbestosis, lung cancer and mesothelioma, linked to the exposure to airborne asbestos, and the presence of asbestos in insulation, service applications and finishing materials have given rise to the concern about exposure to asbestos. Public awareness of the health hazards posed by asbestos has increased, as the results of continuing medical studies have become widely known. Business and other publications and studies have listed asbestos abatement as one of America's critical problems, and legislation previously introduced to the U.S. Congress refers to asbestos as "one of the most dangerous substances known to science." Litigation involving claimants exposed to asbestos has forced several firms to seek the protection of the bankruptcy courts, and the volume of pending claims has inundated state and Federal courts throughout the country, thus prompting many commentators to propose legislative solutions.

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

Prompted by such concerns, Congress, in 1984, authorized the EPA to spend $800 million for asbestos abatement in schools under the Asbestos School Hazard Abatement Act. In October 1986, Congress passed the Asbestos Hazard Emergency Response Act, which mandates inspections for asbestos, the adoption of asbestos abatement plans and the removal of asbestos from schools and facilities scheduled for demolition. In addition, state and local governments have also adopted asbestos-related regulations.

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

Many asbestos abatement contractors added lead abatement to their range of services in an attempt to enter a market considered being in its infancy. The asbestos abatement contractors bring equipment, a trained labor force, and experience working in a regulatory environment to the lead abatement industry. To date, the Company has not experienced a significant increase in lead abatement projects; however, such rules create a potential long-term positive impact on the Company through expenditures for equipment and supplies to ensure the safe and proper removal and disposal of lead paint.

MOLD REMEDIATION INDUSTRY BACKGROUND

Although mold remediation has been around for years, recent litigation surrounding the health hazards of human exposure to mold has created public awareness and is forcing property owners and the construction industry to deal with the problem. To grow, mold needs moisture, a carbon source (wood, plasterboard, natural fibers, any organic matter), lack of air movement and lack of light. The energy crisis in the 1970's inspired many energy efficiency programs, including the building of structures that promoted less air movement. When a moisture source is introduced, the conditions are ripe for mold growth.

Although there are approximately 100,000 species of fungi, currently about 100 are considered to be pathogenic to humans. Currently, the regulations concerning mold levels or remediation are few; however, there has been some discussion at the EPA and state government levels about defining the level of mold spores considered to be hazardous.

Many asbestos abatement contractors added mold remediation to their range of services. Beginning in late 2000 the Company began to see activity from this industry and anticipates continued growth for the immediate future.

CONSTRUCTION TOOLS SUPPLY INDUSTRY BACKGROUND

Besides the normal hand and power tools, and associated consumable parts, supplied to the construction industry, the EPA and OSHA have also established certain rules and regulations governing the protection of the environment and the protection of workers in this industry.

Currently, the Company supplies the construction tools industry in its Las Vegas, Los Angeles, and Phoenix facilities and on a limited basis from its other facilities. This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets. The real estate market in the Las Vegas area is strong with vacancy rates for commercial properties low and rental rates high and construction of hotels and casinos strong. The condition of the real estate industry in the Company's other markets remain stable.

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

As research identifies the degree of environmental or health risk associated with various substances and working conditions, new rules and regulations can be expected. These actions inevitably will require more expenditure for supplies and equipment for handling, remediation and disposal of hazardous substances and the creation of safe living and working conditions.

GEOGRAPHIC DISTRIBUTION OF BUSINESS

With the acquisition of Keliher and North State in 1999, the Company distributes over 49,000 industrial, construction tool, personal protection, safety and hazardous waste remediation products to approximately 7,400 customers primarily located in the Southwest, Midwest and Pacific Coast.

The Company maintains sales, distribution and warehouse centers in Los Angeles and San Leandro, California, in Dallas and Houston, Texas, in Phoenix, Arizona, in Las Vegas, Nevada, and in Kent, Washington.

EQUIPMENT AND SUPPLIES

An estimated 36 percent of the Company's sales include safety products, 31 percent included construction tools and supplies, while environmental products accounted for 24 percent of its sales. The remaining 9 percent of sales included miscellaneous products used by asbestos and lead abatement contractors, construction contractors and industrial manufacturing facilities.

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns, customer inquiries and industry experiences. The Company maintains an inventory of disposable products and commodities as well as low cost equipment items. Approximately 78 percent of the Company's sales for 2000 and 1999 are of disposable items and commodity products, which are sold to customers at unit prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company currently does not manufacture or lease any products and does not perform any repairs thereon. The Company distributes, on a limited basis, disposable items under its own private label.

Except with regard to certain specialty equipment associated with asbestos abatement activities such as filtration, vacuum and pressure differential systems, many of the Company's products can be used interchangeably within many of the industries it supplies. Equipment distributed by the Company includes manufacturers' product descriptions and instructions pertaining to use.

MARKETING

The Company's marketing program is conducted by its sales representatives, as well as by senior management and the leaders at each of its operating facilities. The sales representatives are compensated by a combination of salary and/or commission, which is based upon negotiated sales standards.

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

INFLATION

The inflation rate for the U.S. economy has averaged approximately 3 percent annually over the past several years, with the 2000 inflation rate being 3.4 percent. The 2001 inflation rate is projected to be in the 3 to 4 percent range. The Company believes inflation has not been a substantial concern nor will inflation have a material impact to the Company's operations or profitability in the near term, if it remains stable. In the event of increased inflation, the Company anticipates it would be able to pass along increases in product costs to its customers in the form of higher selling prices, thereby having little effect on product margins.

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

SEASONALITY

Historically, the asbestos abatement services and supply business has been seasonal as a result of the substantial number of abatement contracts performed in educational facilities during the summer months or during other vacation periods. The Company believes seasonality is not a major characteristic in the non-educational or private sector, which includes the industrial, commercial and residential markets. In addition to the private sector asbestos business, the Company's expansion of the construction, industrial safety and hazardous material remediation supply markets have mitigated most seasonal impacts of government asbestos projects on the Company's sales.

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

EMPLOYEES

As of February 28, 2001, the Company employed a total of 125 full time employees including 3 executive officers, 11 managers, 63 administrative and marketing personnel and 48 clerical and warehouse personnel. The Company believes relations with its employees are excellent.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's headquarters are located in Dallas, Texas and occupy approximately 6,400 square feet of leased general office space. This lease expires in February 2005. As of December 31, 2000, the seven distribution facilities lease a total of 143,495 square feet of general office and warehouse space. These facilities range in size from 9,000 square feet to 33,600 with leases expiring between November 2001 and February 2005.

ITEM 3. LEGAL PROCEEDINGS

In January and February 2000, the Company airfreighted products to two customers, which contained chemicals classified by the Department of Transportation as hazardous material. During transportation, some of these chemicals leaked. On June 15, 2000, the Federal Aviation Administration ("FAA") notified the Company of their findings for the first incident which indicated the Company did not comply with the Department of Transportation's Hazardous
Material Regulations. In October 2000, the FAA proposed, and the Company accepted, $25,000 civil penalty for the first incident. The settlement amount, less the initial payment of $7,000, is accrued at December 31, 2000. The Company resolved the second incident with the FAA; no damages or penalties were assessed.

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

                                           Common Stock
                                             Bid Price
                                   -----------------------------

          2000                         High              Low
--------------------------         ------------      -----------
      First Quarter                $     3.375       $    1.000
     Second Quarter                      1.844            0.250
      Third Quarter                      2.500            1.344
     Fourth Quarter                      2.250            1.063

          1999
--------------------------
      First Quarter                $     3.625       $    2.500
     Second Quarter                      3.688            2.813
      Third Quarter                      3.188            2.250
     Fourth Quarter                      2.563            1.625

On March 14, 2001, the closing bid price for the common stock was $1.750.

(b) As of March 14, 2001, the approximate number of holders of record of the Company's common stock was 700.

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

(d) At various times since November 1984, the Board of Directors authorized the acquisition of the Company's common stock totaling 726,500 shares. As of March 14, 2001, the Company has acquired 726,166 shares and does not intend to acquire any additional shares for the foreseeable future. Included in these shares is a block of 102,600 shares purchased in March 1999, a block of 51,000 shares purchased in October 1999, and 22,766 shares received in January 1999 from an officer of the Company as payment for monies owed to the Company of $79,681. All of these shares are held as treasury shares.

ITEM 6.  SELECTED FINANCIAL DATA

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors' report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

                                                                     Year Ended December 31,
                                             -----------------------------------------------------------------------

                                               2000            1999           1998           1997            1996
                                             ---------     -----------    -----------     ----------     -----------
Selected Operating Results:
   Net sales                                 $  47,987     $    44,576    $    37,684     $   34,341     $    33,367
   Gross profit                              $  12,982     $    12,217    $    10,837     $   10,037     $     9,502

   Earnings from continuing operations       $     598     $       461    $     1,167     $      841     $       734
   Earnings from discontinued
     operations, net of income taxes                 -               -              -              -              22
                                             ---------     -----------    -----------     ----------     -----------
   Net earnings                              $     598     $       461    $     1,167     $      841     $       756
                                             =========     ===========    ===========     ==========     ===========

Basic and diluted earnings per common share:
   Earnings from continuing operations       $     .35     $       .26    $       .60     $      .43     $       .35
   Earnings from discontinued
     operations                                      -               -              -              -             .01
                                             ---------     -----------    -----------     ----------     -----------
   Net earnings                              $     .35     $       .26    $       .60     $      .43     $       .36
                                             =========     ===========    ===========     ==========     ===========
Weighted average shares outstanding:
     Basic                                       1,711           1,779          1,934          1,934           2,076
                                             =========     ===========    ===========     ==========     ===========
     Diluted                                     1,711           1,779          1,934          1,934           2,111
                                             =========     ===========    ===========     ==========     ===========


                                                                       As of December 31,
                                             ------------------------------------------------------------------------
                                                2000            1999           1998           1997            1996
                                             ----------     -----------    -----------     ----------     -----------

Selected Balance Sheet Data:
   Current assets                         $     12,075   $      13,220  $       9,918   $      9,003   $       9,722
   Current liabilities                           7,411           9,171          4,408          4,676           6,219
   Total assets                                 14,042          15,204         10,596          9,854          10,678
   Total liabilities                             7,411           9,171          4,408          4,676           6,219
   Retained earnings                             6,312           5,714          5,252          4,085           3,244
   Stockholders' equity                          6,631           6,033          6,187          5,178           4,459

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Consolidated net sales for the year ended December 31, 2000, increased 8 percent to $47,987,000 from $44,576,000 in 1999. The Abatix operating segment net sales grew 5 percent to $44,145,000 in 2000 and the IESI operating segment net sales increased 58 percent to $3,842,000 in 2000. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including the introduction of a new distribution channel for IESI and the 1999 acquisition of North State, a construction supply distributor. The acquisition provides a larger customer base and the ability to cross sell products to both North State and Abatix customers. The increase in net sales is also a result of the stable economic conditions in the geographic regions serviced by the Company's facilities. The increase in net sales for 2000 was partially offset by an 11 percent decline in sales to asbestos abatement contractors and by the April 1999 closure of the Company's Denver facility. This facility had 1999 revenues of approximately $353,000. Further diversification of the customer base, cross selling of products, along with the economic conditions, if maintained, should allow the Company to internally grow its revenues in 2001.

Although the decline in sales to asbestos abatement contractors is expected to continue for the foreseeable future, sales to these contractors for the first two months of 2001 were slightly higher than the same period in 2000. The asbestos abatement industry will likely diminish over time as asbestos containing materials, last used in construction during 1977-1980, are removed from schools, office buildings, homes and factories.

Sales to the hazardous materials remediation, industrial safety and construction tools supply markets are increasing both in absolute amounts and as a percentage of revenues to the Company. The acquisitions of Keliher and North State, other potential acquisitions, additional salespeople and internal growth in these markets should decrease the dependency of the Company on any single product, geographic market or on sales to the asbestos abatement industry. In addition, the Company is developing an e-commerce solution to help solidify relationships with the existing customer base and expand its geographic presence.

Gross profit for 2000 of $12,982,000 increased 6 percent from gross profit in 1999 of $12,217,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. The Company's gross profit margins, expressed as a percentage of sales, were approximately 27 percent for 2000 and 1999. Although overall margins are expected to remain at their current levels in 2001, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for 2000 of $11,395,000 increased 3 percent over 1999 expenses of $11,083,000. The increase was attributable primarily to the inclusion of North State costs and increased rent due to larger facilities and higher rent rates for three distribution centers and the corporate offices. Leases on three facilities were renegotiated at the end of 1999. Rental rates are higher with the new leases as a result of improved real estate conditions. These expenses were 24 percent of sales for 2000 and 25 percent of sales for 1999. Selling, general and administrative expenses are expected to be in the 23 to 24 percent range for 2001.

Interest expense of $562,000 increased $175,000 from 1999 interest expense of $387,000 primarily due to the additional borrowings used to finance the acquisition of North State and higher interest rates. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

Net earnings for the year ended December 31, 2000, of $598,000 or $.35 per share increased $137,000 from net earnings of $461,000 or $.26 per share in 1999. The increase in net earnings is primarily due to the higher sales volume, partially offset by the higher general and administrative costs and the increased interest expense.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Consolidated net sales for the year ended December 31, 1999 improved 18 percent to $44,576,000 from $37,684,000 in 1998. The Abatix operating segment net sales grew 20 percent to $42,147,000 in 1999, and the IESI operating segment net sales of $2,429,000 in 1999 remained constant with the prior year. The increase in consolidated net sales was primarily the result of the acquisition of North State in June 1999 and the January 1999 acquisition of Keliher. The increase in sales resulting from these acquisitions was partially offset by a decline in sales derived from customers in oil related industries. In addition, on April 6, 1999, the Company closed its Denver facility. The Denver facility had sales of approximately $353,000 and $1,449,000 for the years ended December 31, 1999 and 1998, respectively.

Gross profit for 1999 of $12,217,000 increased 13 percent from 1998 gross profit of $10,837,000 due to an increase in sales volume. As seen in previous years, gross profit margins varied by location as a result of sales mix and local market conditions. Reported as a percentage of sales, the Company's gross profit margins were 27 percent and 29 percent for 1999 and 1998, respectively. The two percent decline in gross profit margin was attributable to a change in the mix of products being sold primarily as a result of the acquisitions of Keliher and North State.

Selling, general and administrative expenses increased 27 percent to $11,083,000 over 1998 expenses of $8,729,000. The increase was due to the inclusion of North State and Keliher costs, as well as costs incurred, including facilities, payroll, travel, and marketing costs, in preparation for expected growth. In order to accommodate growth, the Company relocated several of its distribution centers to larger facilities, which also included higher per square foot rental rates. This increase in rent expense, coupled with the costs associated with efforts to further enhance customer service contributed to the higher selling, general and administrative expenses in 1999.

As a percent of sales, selling, general and administrative expenses were 25 percent for 1999 as compared to 23 percent for 1998. As a percent of sales, these expenses are higher in 1999 due to the higher operating cost structure of Keliher, expenses related to the integration of North State's operations, and the costs associated with marketing initiatives to improve our internal growth rate. The Company did not incur any significant charges related to the closing of its Denver facility.

Other expense, net, of $374,000 increased 70 percent from 1998 expense of $220,000 primarily due to a 62 percent increase in interest expense. In addition to a higher prime rate, borrowings used to finance the acquisition of North State resulted in the higher interest expense.

Net earnings of $461,000 or $.26 per share in 1999 declined 60 percent from 1998 net earnings of $1,167,000 or $.60 per share. The decrease in net earnings was due to a two percent decline in profit margins combined with higher selling, general and administrative costs and increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during 2000 of $1,836,000 resulted principally from the decrease in accounts receivable, the net earnings adjusted for depreciation and amortization and the decrease in inventories. The decrease in accounts receivable is attributed to higher than normal collections and lower sales in December 2000 versus 1999. Cash flow from operations for the entire year of 2001 is expected to be positive, although at any given point, it may be negative.

Cash requirements for non-operating activities during 2000 resulted primarily from the purchases of property and equipment. In addition, net working capital line of credit repayments occurred primarily as a result of the net cash provided by operations. The equipment purchases in 2000 were primarily costs associated with building the Company's e-commerce solution, office furniture and fixtures, warehouse equipment, and a delivery vehicle.

The development of the Company's e-commerce solution, which should begin beta testing in the first half of 2001, has required a significant capital outlay. This solution, which could cost $200,000 to implement, market and maintain in 2001, is expected to provide customers a more efficient method of doing business with Abatix and could provide some cost savings in the future, as well as expand the customer base.

In early May 2000, the Company increased its working capital line of credit at a commercial lending institution from $6,500,000 to $7,000,000 to help fund additional capital requirements resulting from the business growth and the development of its e-commerce site. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of March 14, 2001, there are advances outstanding under this credit facility of $3,636,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,364,000 as of March 14, 2001. The

Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of March 14, 2001, were $97,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

NEW ACCOUNTING STANDARDS

The Company will adopt the reporting and disclosure requirements of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" during the first quarter of fiscal 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of this standard will not have a material impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company's working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk. Based on the Company's debt at December 31, 2000 and 1999, an increase of 100 basis points in the United States prime rate would have negatively impacted the Company's net earnings for the years then ended by $26,000 and $36,000, respectively.

Except for the historical information contained herein, the matters set forth in this Form 10-K are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability to hire and train quality people, funding of environmental related projects, general economic and commercial real estate conditions in the local markets, changes in interest rates, inability to pass on price increases to customers, unavailability of products and strong competition. In addition, further increases in oil prices or shortages in oil supply could significantly impact the Company's petroleum based products and its ability to supply those products at a reasonable price. Furthermore, lack of acceptance of our proposed e-commerce solution or the impairment of goodwill resulting from the 1999 acquisitions could also cause actual results to differ materially.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated  financial statements and supplementary data are included under
Item 14(a)(l) and (2) of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

This Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2000.

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

None

(c)  EXHIBITS

(2)(a) Agreement of Merger (filed as Exhibit (2) to the Registration Statement on Form S-18, filed January 11, 1989).

(2)(b) Asset Purchase Agreement (filed as Exhibit (2)(b) to the Report on Form 8-K, filed October 19, 1992).

(2)(c)          Asset  Purchase  Agreement for Keliher  Hardware  Company
                (filed as exhibit (2)(c) to the Report on Form 10-K for the year ended December 31, 1998).

(2)(d)          Asset  Purchase  Agreement for North State Supply Co. of Phoenix
               (filed with Report on Form 8-K on June 15, 1999).

(3)(a)(1) Certificate of Incorporation (filed as Exhibit (3)(a)(1) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(i)(a) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995).

(3)(a)(2) Certificate of Amendment of Certificate of Incorporation (filed as Exhibit (3)(a)(2) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(i)(b) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995).

(3)(a)(3) Certificate of Amendment of Certificate of Incorporation (filed as Exhibit (3)(i)(c) to the Form 10-Q for the quarter ended December 31, 1995, filed November 9, 1995; filed electronically as Exhibit 3(i)(c) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995).

(3)(b) Bylaws (filed as Exhibit (3)(b) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(ii) to the Form 10-Q for the quarter ended
                December 31, 1995, filed on November 9, 1995).

(4)(a) Specimen Certificate of Common Stock (filed as Exhibit (4)(a) to the Registration Statement on Form S-18, filed January 8,
                1989).

(4)(b) Specimen of Redeemable Common Stock Purchase Warrant (filed as Exhibit (4)(b) to the Registration Statement on Form S-18, filed February 9, 1989).

(10)(a)(vi)     Employment Agreement with Terry W. Shaver effective January 1,
                2001.*

(10)(b)(vi)     Employment Agreement with Gary L. Cox effective January 1,2001.*

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 21st day of March, 2001.


                                      ABATIX CORP.



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

Signatures                 Title                                  Date


/s/ Terry W. Shaver   President, Chief Executive Officer          March 21, 2001
-------------------   and Director (Principal Executive Officer)
Terry W. Shaver


/s/ Gary L. Cox       Executive Vice President,                   March 21, 2001
---------------       Chief Operating Officer and Director
Gary L. Cox


/s/ Daniel M. Birnley Director                                    March 21, 2001
---------------------
Daniel M. Birnley


/s/ Donald N. Black   Director                                    March 21, 2001
-------------------
Donald N. Black


/s/ Frank J. Cinatl   Vice President, Chief Financial Officer     March 21, 2001
-------------------   and Director (Principal Accounting Officer)
Frank J. Cinatl, IV

                           ABATIX CORP. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                Page
Independent Auditors' Report                                     F-2

Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and 1999   F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998                             F-4

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 2000, 1999 and 1998                       F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998                             F-6

  Notes to Consolidated Financial Statements                     F-7


Financial Statement Schedule:
  II - Valuation and Qualifying Accounts for the years ended
        December 31, 2000, 1999 and 1998                         S-1

All  other   schedules  have  been  omitted  as  the  required   information  is
inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Abatix Corp.:


We have audited the consolidated financial statements of Abatix Corp. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Corp. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    /s/ KPMG LLP


Dallas, Texas
March 2, 2001

                           ABATIX CORP. AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                  ASSETS                                               2000               1999
                                                                                  --------------     --------------

Current assets:
   Cash                                                                           $        5,678      $     106,793
   Trade accounts receivable, net of allowance for doubtful accounts of
     $559,963 in 2000 and $616,678 in 1999 (note 4)                                    6,371,419          7,028,271
   Inventories (note 4)                                                                5,124,727          5,393,355
   Prepaid expenses and other assets                                                     296,254            368,583
   Refundable income taxes                                                                     -             87,986
   Deferred income taxes (note 5)                                                        277,170            235,505
                                                                                  --------------      -------------
       Total current assets                                                           12,075,248         13,220,493

Receivables from officers and employees                                                   14,933              7,750
Property and equipment, net (notes 3 and 4)                                              716,993            629,796
Deferred income taxes (note 5)                                                           197,180            144,916
Goodwill, net of accumulated amortization of $249,275 in 2000
      and $91,756 in 1999                                                                977,361          1,134,880
Other assets                                                                              60,722             66,973
                                                                                  --------------      -------------
                                                                                  $   14,042,437      $  15,204,808
                                                                                  ==============      =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to bank (note 4)                                                 $    4,334,852      $   5,825,721
   Accounts payable                                                                    2,418,470          2,604,587
   Accrued compensation                                                                  158,668            198,127
   Other accrued expenses                                                                499,119            542,959
                                                                                  --------------     --------------
         Total current liabilities                                                     7,411,109          9,171,394
                                                                                  --------------     --------------

Stockholders' equity (note 6):
   Preferred stock - $1 par value, 500,000 shares authorized; none issued                      -                  -
   Common stock - $.001 par value, 5,000,000 shares authorized; issued
     2,437,314 shares in 2000 and 1999                                                     2,437              2,437
   Additional paid-in capital                                                          2,574,560          2,574,560
   Retained earnings                                                                   6,311,673          5,713,759
   Treasury stock at cost, 726,166 common shares in 2000 and 1999                     (2,257,342)        (2,257,342)
                                                                                  --------------      -------------
       Total stockholders' equity                                                      6,631,328          6,033,414

Commitments and contingencies  (note 10)
                                                                                  --------------      -------------
                                                                                  $   14,042,437      $  15,204,808
                                                                                  ==============      =============

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                   Years ended December 31, 2000, 1999 and 1998

                                                                  2000                  1999                 1998
                                                             ------------          -------------        -------------
Net sales                                                    $ 47,986,591          $  44,576,180        $  37,683,774
Cost of sales                                                  35,004,764             32,358,985           26,846,279
                                                             ------------          -------------        -------------
       Gross profit                                            12,981,827             12,217,195           10,837,495

Selling, general and administrative expenses                  (11,394,760)           (11,083,429)          (8,729,175)
                                                             ------------          -------------        -------------
       Operating profit                                         1,587,067              1,133,766            2,108,320

Other income (expense):
   Interest income                                                    689                    573               15,824
   Interest expense                                              (561,826)              (386,856)            (238,706)
   Other, net                                                       1,683                 12,436                2,400
                                                             ------------          -------------        -------------
       Earnings before income taxes                             1,027,613                759,919            1,887,838

Income tax expense (note 5)                                      (429,699)              (298,461)            (720,429)
                                                             ------------         --------------        -------------
       Net earnings                                          $    597,914         $      461,458        $   1,167,409
                                                             ============         ==============        =============

Basic and diluted earnings per common share                  $        .35         $          .26        $         .60
                                                             ============         ==============        =============

Basic and diluted weighted average shares outstanding           1,711,148              1,779,029            1,933,769
                                                             ============         ==============        =============

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998


                                         Common Stock          Additional                      Treasury Stock
                                    ----------------------      Paid-in       Retained    ------------------------       Total
                                     Shares       Amount        Capital       Earnings     Shares        Amount          Equity
                                    ---------   ----------    -----------    ----------   ---------  -------------    -----------

Balance at December 31, 1997        2,413,814   $    2,414    $ 2,498,508    $4,084,892     476,250  $  (1,408,137)  $  5,177,677

    Purchase of treasury stock              -            -              -             -      41,450       (157,930)      (157,930)

    Net earnings                            -            -              -     1,167,409           -              -      1,167,409
                                    ---------   ----------    -----------    ----------   ---------  -------------   ------------
Balance at December 31, 1998        2,413,814        2,414      2,498,508     5,252,301     517,700     (1,566,067)     6,187,156

    Stock issued for the Purchase
    of Keliher Hardware (note 2)       23,500           23         76,052             -           -              -         76,075

    Purchase of treasury stock              -            -              -             -     185,700       (611,594)      (611,594)

    Stock received to repay debt
    from officer                            -            -              -             -      22,766        (79,681)       (79,681)

    Net earnings                            -            -              -       461,458           -              -        461,458
                                    ---------   ----------    -----------    ----------   ---------  -------------   ------------
Balance at December 31, 1999        2,437,314        2,437      2,574,560     5,713,759     726,166     (2,257,342)     6,033,414

    Net earnings                            -            -              -       597,914           -              -        597,914
                                    ---------   ----------    -----------    ----------   ---------  -------------   ------------
Balance at December 31, 2000        2,437,314   $    2,437    $ 2,574,560    $6,311,673     726,166  $  (2,257,342)  $  6,631,328
                                    =========   ==========    ===========    ==========   =========  =============   ============

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                   Years ended December 31, 2000, 1999 and 1998

                                                                      2000               1999                1998
                                                                 --------------     --------------      ---------------
Cash flows from operating activities:
   Net earnings                                                  $      597,914      $     461,458       $    1,167,409
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                                      521,888            469,032              367,789
     Deferred income taxes                                              (93,929)          (116,798)              (5,626)
     Gain on disposal of assets                                          (5,974)           (19,609)              (3,310)
     Changes in operating assets and liabilities, net of
     business acquisitions:
       Receivables                                                      656,852           (287,808)            (933,035)
       Inventories                                                      268,628           (384,281)             113,441
       Refundable income taxes                                           87,986            (87,986)                   -
       Prepaid expenses and other assets                                 72,329             64,968             (175,439)
       Accounts payable                                                (186,117)           556,542             (271,451)
       Accrued expenses                                                 (83,299)           (96,221)             159,755
                                                                 --------------    ---------------       --------------
Net cash provided by operating activities                             1,836,278            559,297              419,533
                                                                 --------------    ---------------       --------------

Cash flows from investing activities:
   Purchase of property and equipment                                  (476,238)          (444,642)            (191,850)
   Proceeds from sale of property and equipment                          30,646             35,750                8,500
   Business acquisitions, net of cash acquired (note 2)                       -         (2,160,574)                   -
   Advances to officers and employees                                   (39,162)           (63,897)             (40,609)
   Collection of advances to officers and employees                      31,979             60,170               34,833
   Other assets, primarily deposits                                       6,251            (30,515)               3,100
                                                                 --------------    ---------------       --------------
Net cash used in investing activities                                  (446,524)        (2,603,708)            (186,026)
                                                                 --------------    ---------------       --------------

Cash flows from financing activities:
   Purchase of treasury stock                                                 -           (611,594)            (157,930)
   Borrowings on notes payable to bank                               14,137,514         19,927,926           36,258,601
   Repayments on notes payable to bank                              (15,628,383)       (17,389,125)         (36,415,128)
                                                                 --------------    ---------------       --------------
Net cash (used in) provided by  financing activities                 (1,490,869)         1,927,207             (314,457)
                                                                 --------------    ---------------       --------------

Net decrease in cash                                                   (101,115)          (117,204)             (80,950)
Cash at beginning of year                                               106,793            223,997              304,947
                                                                 --------------    ---------------       --------------
       Cash at end of year                                       $        5,678    $       106,793       $      223,997
                                                                 ==============    ===============       ==============

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  GENERAL

              Abatix Corp. ("Abatix") and subsidiary (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies to the asbestos abatement industry, the industrial safety and hazardous materials industries and, combined with tools and tool supplies, the construction industry. At December 31, 2000, the Company operated seven sales and distribution centers in five states. The Company's wholly-owned subsidiary, International Enviroguard Systems, Inc. ("IESI") imports disposable protective clothing products sold through the Company's distribution channels and through other distributors.

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

         (b)  INVENTORIES

              Inventories consist of materials and equipment for resale and are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method.

         (c)  PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets.

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

         (e)  REVENUE RECOGNITION

              Revenue is recognized when the goods are shipped. In July 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which establishes standards for how companies should account for shipping and handling fees billed to customers. The consensus reached was that all amounts billed to a customer should be classified as revenue. No consensus was reached on classification of costs, rather the EITF reinforced the requirement to disclose the policy for accumulating and classifying shipping and handling costs.

              For all years presented, the Company has reclassified shipping fees billed to customers from selling, general and administrative expense. This reclassification increased revenue by $408,679, $346,422 and $356,145 for the years ended December 31, 2000, 1999 and 1998. The costs related to this revenue are included in selling, general and administrative expense were $965,019, $826,634 and $781,455 for the years ended December 31, 2000, 1999 and 1998.

         (f)  EARNINGS PER SHARE

              Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive potential common shares. As of December 31, 2000, 1999 and 1998, there were no dilutive securities outstanding. Basic earnings per share and diluted earnings per share amounts were equal for the years ended December 31, 2000, 1999 and 1998.

         (g)  STATEMENTS OF CASH FLOWS

              For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2000 or 1999.

              The Company paid interest of $565,933, $362,249, $247,298 in 2000,
              1999 and 1998, respectively, and income taxes of $352,562, $637,957, $667,963 in 2000, 1999 and 1998, respectively. In 1999, the Company issued stock for a business acquisition at a value of $76,075 and received stock from an officer to repay debt in the amount of $79,681.

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

(2)      ACQUISITION AND DISPOSITION OF ASSETS

         Effective January 1, 1999, the Company consummated an asset purchase agreement with Keliher Hardware Company, a California corporation, pursuant to which the Company assumed the operations of Keliher.
         Keliher, based in Los Angeles, California, is an industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $975,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company's $.001 par value common stock at a value of $3.45 per share and $35,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, results of Keliher's operations are included in the Company's consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over three years.

         On April 6, 1999, the Company closed its Denver sales and distribution center. The Denver facility had sales of $353,000 and $1,449,000 for the years ended December 31, 1999 and 1998, respectively. Expenses related to the closing of this location were not material.

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

         Unaudited pro forma results, as if the Keliher and North State acquisitions had occurred at the beginning of 1998, are as follows:

                                                   For the years ended
                                                       December 31,
                                            ------------------------------------
                                                1999                    1998
                                            ------------           -------------
Net sales                                   $ 47,087,585           $  47,031,222
                                            ============           =============
Net income                                  $    484,561           $   1,039,893
                                            ============           =============
Basic and diluted earnings per
   common share                             $        .27           $         .53
                                            ============           =============

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2000 and 1999:

                                                Estimated
                                               Useful Life              2000              1999
                                              -------------         ------------      ------------
Furniture and equipment                        3 - 10 years         $  2,512,994      $  2,183,305
Transportation equipment                       3 - 5 years               523,743           489,917
Leasehold improvements                         3 - 5 years               153,966            85,141
                                                                    ------------      ------------
                                                                       3,190,703         2,758,363
Less accumulated depreciation and
   amortization                                                        2,473,710         2,128,567
                                                                    ------------      ------------
Net property and equipment                                          $    716,993      $    629,796
                                                                    ============      ============

(4)      NOTES PAYABLE TO BANK

         At December 31, 2000, the Company had two lines of credit with a bank. The working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000, up to a maximum of $7,000,000. Under this formula, the Company had the ability to borrow $6,865,000 at December 31, 2000, of which approximately $4,221,000 was used. A capital equipment facility provides for individual borrowings, aggregating up to $550,000, at 80 percent of the purchased equipment's cost. At December 31, 2000, the Company had borrowed approximately $114,000 on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate. As of December 31, 2000 and 1999, the Company's rate of interest on these agreements was 9.5 percent and 8.5 percent, respectively. These credit facilities are secured by accounts receivable, inventories and equipment.

(5)      INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of:

                                                     2000               1999               1998
                                                ------------       -------------       ------------
  Current:
     Federal                                    $    424,224       $     342,903       $    605,621
     State                                            99,404              72,355            120,433
  Deferred:
     Federal                                         (77,366)            (88,946)            (5,766)
     State                                           (16,563)            (27,851)               141
                                                ------------       -------------       ------------
 Total income tax expense                       $    429,699       $     298,461       $    720,429
                                                ============       =============       ============

         A reconciliation of expected federal income tax expense (based on the U.S. corporate income tax rate of 34 percent) to actual income tax expense for the years ended December 31, 2000, 1999 and 1998 follows:

                                                         2000               1999               1998
                                                   --------------      -------------      -------------
  Expected income tax expense                      $      349,388      $     258,372      $     641,865
  State income taxes, net of related federal
     tax benefit                                           65,536             29,373             79,579
  Nondeductible meals, entertainment expense
     and penalties                                         15,402             10,667              6,479
  Other                                                      (627)                49             (7,494)
                                                   --------------      -------------      -------------
  Actual income tax expense                        $      429,699      $     298,461      $     720,429
                                                   ==============      =============      =============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 follow:

                                                             2000               1999
                                                         -----------        -----------
Deferred tax assets:
     Allowance for doubtful accounts                     $   223,985        $   238,801
     Inventory reserve                                        73,587             36,637
     Goodwill, due to differences in amortization
         periods                                             150,666             16,982
     Property and equipment, principally due to
         differences in depreciation                          46,514            127,933
     Other                                                         -              7,466
                                                         -----------        -----------
         Total gross deferred tax assets                     494,752            427,819
Deferred tax liabilities - prepaid expenses                  (20,402)           (47,398)
                                                         -----------        -----------
         Net deferred tax assets                         $   474,350        $   380,421
                                                         ===========        ===========

         Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets. Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

(6)      STOCKHOLDERS' EQUITY

         The Board of Directors has authorized the acquisition of up to 726,500 shares of the Company's common stock. As of February 28, 2001, the Company has acquired 726,166 shares and does not intend to acquire any additional shares for the foreseeable future. Included in these shares is a block of 102,600 shares purchased in March 1999, a block of 51,000 shares purchased in October 1999, and 22,766 shares received from an officer of the Company in January 1999 as payment for monies owed to the Company of $79,681. All of these shares are held as treasury shares.

(7)      BENEFIT PLANS

         The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company to deduct and contribute a portion of their compensation to the plan. The Company may also, at its discretion, match a portion of employee contributions to the plan. Contributions by the Company to the 401(k) plan aggregated $46,346, $42,366, and $38,154 during 2000, 1999 and 1998, respectively.

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

                                                       Abatix               IESI                 Total
                                                    -----------          ----------           -----------
                    2000
----------------------------------------------
Sales from external customer                        $44,145,042          $3,841,549           $47,986,591
Intersegment sales                                            -             579,733               579,733
Interest income                                             689                   -                   689
Interest expense                                        561,826                   -               561,826
Depreciation and amortization                           514,538               7,350               521,888
Segment profit                                          661,051             362,239             1,023,290
Segment assets                                       13,705,980             439,444            14,145,424
Capital expenditures                                    474,700               1,538               476,238

                    1999
----------------------------------------------
Sales from external customers                       $42,146,862          $2,429,318           $44,576,180
Intersegment sales                                            -             876,734               876,734
Interest income                                             573                   -                   573
Interest expense                                        386,856                   -               386,856
Depreciation and amortization                           461,924               7,108               469,032
Segment profit                                          478,441             292,862               771,303
Segment assets                                       15,141,406             712,996            15,854,402
Capital expenditures                                    439,941               4,701               444,642

                    1998
----------------------------------------------
Sales from external customers                       $35,258,053          $2,425,721           $37,683,774
Intersegment sales                                            -             872,332               872,332
Interest income                                          15,767                  57                15,824
Interest expense                                        238,706                   -               238,706
Depreciation and amortization                           363,089               4,700               367,789
Segment profit                                        1,585,546             305,333             1,890,879
Segment assets                                       10,706,982             993,048            11,700,030
Capital expenditures                                    177,670              14,180               191,850

         Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and
         (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                        2000                 1999                 1998
                                                  -------------         -------------        ------------
    Profit for reportable segments                $   1,023,290         $     771,303        $  1,890,879
    Elimination of intersegment profits                   4,323               (11,384)             (3,041)
                                                  -------------         -------------        ------------
    Earnings before income taxes                  $   1,027,613         $     759,919        $  1,887,838
                                                  =============         =============        ============

    Total assets for reportable segments          $  14,145,424         $  15,854,402        $ 11,700,030
    Elimination of intersegment  assets                (102,987)             (649,594)         (1,104,525)
                                                  -------------         -------------        ------------
    Total assets                                  $  14,042,437         $  15,204,808        $ 10,595,505
                                                  =============         =============        ============

         The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During 2000, 1999 and 1998, no single customer accounted for more than 10 percent of net sales, although sales to asbestos and lead abatement contractors were approximately 33 percent, 40 percent, and 48 percent of consolidated net sales in 2000, 1999 and 1998, respectively. A reduction in spending on asbestos or lead abatement projects could significantly impact sales.

         Although no vendor accounted for more than 10 percent of purchases, one product class accounted for approximately 13 percent, 16 percent, and 19 percent of net sales in 2000, 1999 and 1998, respectively. A major component of these products is petroleum. Further increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

(10)     COMMITMENTS AND CONTINGENCIES

         The Company leases warehouse and office facilities under long-term noncancelable operating leases expiring at various dates through February 2005. The following is a schedule of future minimum lease payments under these leases as of December 31, 2000:

         2001       $      985,506
         2002              801,572
         2003              600,835
         2004              546,373
         2005               41,267
                    --------------
                    $    2,975,553
                    ==============

         Rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $950,199, $776,435 and $589,658, respectively.

         The Company has employment agreements with five key employees. The agreements provide for minimum aggregate cash compensation as follows:

         2001        $     563,100
         2002              459,000
                     -------------
                     $   1,022,100
                     =============

         In January and February 2000, the Company airfreighted products to two customers, which contained chemicals classified by the Department of Transportation as hazardous material. During transportation, some of these chemicals leaked. On June 15, 2000, the Federal Aviation Administration ("FAA") notified the Company of their findings for the first incident which indicated the Company did not comply with the Department of Transportation's Hazardous Material Regulations. In October 2000, the FAA proposed, and the Company accepted, $25,000 civil penalty for the first incident. The settlement amount, less the initial payment of $7,000, is accrued at December 31, 2000. The Company resolved the second incident with the FAA; no damages or penalties were assessed.

(11)     SELECTED QUARTERLY DATA

                                                           Quarter
                             ---------------------------------------------------------------------
                                  First            Second            Third            Fourth            Total
                             ---------------- ----------------- ----------------- ---------------- -----------------
2000
----------------------------
Net sales                        $11,361,744       $13,220,965       $12,353,517      $11,050,365       $47,986,591
Gross profit                       3,169,854         3,566,964         3,332,820        2,912,189        12,981,827
Operating profit                     232,444           647,973           517,994          188,656         1,587,067
Net earnings                          52,307           301,903           223,304           20,400           597,914
Basic and diluted
   earnings per
   common share                  $       .03       $       .18       $       .13      $       .01       $       .35



1999
----------------------------
Net sales                        $ 9,959,158       $11,345,680       $11,904,709      $11,366,633       $44,576,180
Gross profit                       2,815,980         3,159,827         3,323,329        2,918,059        12,217,195
Operating profit                     259,234           434,286           428,895           11,351         1,133,766
Net earnings                         115,259           209,733           193,628          (57,162)          461,458
Basic and diluted
   earnings per
   common share                  $       .06       $       .12       $       .11      $      (.03)      $       .26


                                   Schedule II
                          ABATIX CORP. AND SUBSIDIARY

                        Valuation and Qualifying Accounts
                    Years ended December 31, 2000, 1999 and 1998

                                                             Additions
                                          Balance at         charged to
                                         beginning of        costs and                                            Balance at
                                             year             expenses            Other           Deductions      end of year
                                        ---------------    ---------------    -------------    ---------------    ------------
Year ended December 31:
Allowance for Doubtful Accounts:

       2000                             $       616,678             85,247                -            141,962 A  $     559,963
                                        ===============    ===============    =============    ===============    =============

       1999                             $       514,696            125,370                -             23,388 A  $     616,678
                                        ===============    ===============    =============    ===============    =============

       1998                             $       495,092            114,515                -             94,911 A  $     514,696
                                        ===============    ===============    =============    ===============    =============


   Inventory Reserve:

       2000                             $       205,222             95,823                -             12,636 C  $     288,409
                                        ===============    ===============    =============    ===============    =============

       1999                             $        69,321             89,823          109,993 B           63,915 C  $     205,222
                                        ===============    ===============    =============    ===============    =============

       1998                             $             -             69,321                -                  -    $      69,321
                                        ===============    ===============    =============    ===============    =============


A     Represents the write-off of uncollectible accounts.
B     Represents the reserve  required to state  inventory  acquired from
      Keliher at fair value.
C     Represents the write-off of obsolete inventory.