Form 10-Q
period 2001-03-31
ABATIX CORP
filed 2001-05-11
CIK 845779

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Commission file number 1-10184

ABATIX CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-1908110
(I.R.S. Employer Identification number)

8201 Eastpoint Drive, Suite 500, Dallas, Texas 75227
(Address of principal executive offices)

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

Yes [X]    No [  ]

Common stock outstanding at May 10, 2001 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

                                                                                  March 31,
                                                                                    2001           December 31,
                                   Assets                                       (Unaudited)            2000
                                   ------                                     -----------------  -----------------
Current assets:

    Cash                                                                       $       28,272    $         5,678
    Trade accounts receivable, net of allowance for doubtful accounts of
      $463,160 in 2001 and $559,963 in 2000                                         7,570,769          6,371,419
    Inventories                                                                     5,785,859          5,124,727
    Prepaid expenses and other current assets                                         279,941            296,254
    Deferred income taxes                                                             277,920            277,170
                                                                              -----------------   ----------------
      Total current assets                                                         13,942,761         12,075,248

Receivables from officers and employees                                                 6,832             14,933
Property and equipment, net                                                           665,224            716,993
Deferred income taxes                                                                 204,726            197,180
Goodwill, net of accumulated amortization of $288,655 in 2001 and $249,275
    in 2000                                                                           937,981            977,361
Other assets                                                                           52,310             60,722
                                                                              -----------------   ----------------
                                                                               $   15,809,834      $  14,042,437
                                                                              =================   ================
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
    Notes payable to bank                                                      $    4,373,744      $   4,334,852
    Accounts payable                                                                3,801,772          2,418,470
    Accrued compensation                                                              234,706            158,668
    Other accrued expenses                                                            572,211            499,119
                                                                              -----------------  -----------------
       Total current liabilities                                                    8,982,433          7,411,109
                                                                              -----------------  -----------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                  -
    Common stock - $ .001 par value, 5,000,000 shares authorized; 2,437,314
       shares issued in 2001 and 2000                                                   2,437              2,437
    Additional paid-in capital                                                      2,574,560          2,574,560
    Retained earnings                                                               6,507,746          6,311,673
    Treasury stock at cost, 726,166 common shares in 2001
        and 2000                                                                   (2,257,342)        (2,257,342)
                                                                              -----------------  -----------------
       Total stockholders' equity                                                   6,827,401          6,631,328
                                                                              -----------------  -----------------
                                                                               $   15,809,834     $   14,042,437
                                                                              =================  =================

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                          -------------------------------------
                                                                2001               2000
                                                          -----------------  ------------------
Net sales                                                  $   12,132,882     $   11,361,744
Cost of sales                                                   8,745,413          8,191,890
                                                          -----------------  ------------------
    Gross profit                                                3,387,469          3,169,854

Selling, general and administrative expenses                    2,929,928          2,937,410
                                                          -----------------  ------------------
       Operating profit                                           457,541            232,444

Other expense:
    Interest expense                                               91,771            133,233
    Other, net                                                     38,981             11,300
                                                          -----------------  ------------------
       Earnings before income taxes                               326,789             87,911

Income tax expense                                                130,716             35,604
                                                          -----------------  ------------------
       Net earnings                                        $      196,073     $       52,307
                                                          =================  ==================

Basic and diluted earnings per common share                $          .11     $          .03
                                                          =================  ==================
Basic and diluted weighted average shares
     outstanding (note 2)                                       1,711,148          1,711,148
                                                          =================  ==================

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                             -------------------------------------
                                                                                   2001                2000
                                                                             ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                               $     196,073       $      52,307
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                 140,435             135,969
       Provision for losses on receivables                                            17,699              22,938
       Provision for obsolescence of inventory                                        30,565              22,853
       Deferred income taxes                                                          (8,296)             51,555
       Gain on sale of assets                                                        (11,350)                  -
       Changes in operating assets and liabilities:
          Receivables                                                             (1,217,049)             49,660
          Inventories                                                               (691,697)           (405,670)
          Refundable income taxes                                                          -             (29,587)
          Prepaid expenses and other current assets                                   16,313              16,927
          Other assets, primarily deposits                                             8,412               1,425
          Accounts payable                                                         1,383,302             259,279
          Accrued expenses                                                           149,130             (91,358)
                                                                             ------------------  -----------------
Net cash provided by operating activities                                             13,537              86,298
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                               (49,286)           (202,117)
    Proceeds from sale of property and equipment                                      11,350                 450
    Advances to officers and employees                                                (9,015)            (10,432)
    Collection of advances to officers and employees                                  17,116              16,046
                                                                             ------------------  -----------------
Net cash used in investing activities                                                (29,835)           (196,053)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Borrowings on notes payable to bank                                            3,436,937           2,947,717
    Repayments on notes payable to bank                                           (3,398,045)         (2,770,962)
                                                                             ------------------  -----------------
Net cash provided by financing activities                                             38,892             176,755
                                                                             ------------------  -----------------

Net increase in cash                                                                  22,594              67,000
Cash at beginning of period                                                            5,678             106,793
                                                                             ------------------  -----------------
       Cash at end of period                                                   $      28,272       $     173,793
                                                                             ==================  =================

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)   Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, to the construction industry. Sales to the environmental industry includes sales to asbestos and lead abatement, mold remediation and hazardous materials contractors. At March 31, 2001, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

In July 2000, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which establishes standards for how companies should account for shipping and handling fees billed to customers. The consensus reached was that all amounts billed to a customer should be classified as revenue. No consensus was reached on classification costs, rather the EITF reinforced the requirement to disclose the policy for accumulating and classifying shipping and handling costs.

The Company classified shipping fees billed to customers as a reduction of selling, general and administrative expense prior to the adoption of EITF No. 00-10. For the period ended March 31, 2000, shipping fees billed to customers totaling $97,242 have been reclassified to revenues to be consistent with current year presentation. The costs related to this revenue were $168,663 and $204,738 for the periods ended March 31, 2001 and 2000, respectively, and are included in selling, general, and administrative expense.

(2)    Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month periods ended March 31, 2001 and 2000, there were no dilutive securities outstanding.

(3)    Supplemental Information for Statements of Cash Flows

The Company paid interest of $96,943 and $127,360 in the three months ended March 31, 2001 and 2000, respectively, and income taxes of $102,403 and $13,636 in the three months ended March 31, 2001 and 2000, respectively.

(4)    Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Abatix and IESI. The Abatix operating segment includes seven aggregated branches, principally engaged in distributing environmental, safety and construction supplies to contractors and industrial manufacturing facilities in the western half of the United States and the Company’s corporate operations. The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States.

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its operating segments based on earnings before income taxes and accounting changes, and after an allocation of corporate expenses. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant noncash items.

                                                 Abatix                   IESI                   Totals
                                             ----------------       -----------------       -----------------
March 31, 2001
----------------------------------------
Sales from external customers                    $11,669,094               $463,788             $12,132,882
Intersegment sales                                         -                142,285                 142,285
Interest income                                            -                      -                       -
Interest expense                                      91,771                      -                  91,771
Depreciation and amortization                        139,326                  1,109                 140,435
Segment profit                                       282,948                 50,830                 333,778
Segment assets                                    15,552,227                525,731              16,077,958
Capital expenditures                                  49,286                      -                  49,286

March 31, 2000
----------------------------------------
Sales from external customers                    $10,699,281               $662,463             $11,361,744
Intersegment sales                                         -                201,203                 201,203
Interest income                                           27                      -                      27
Interest expense                                     133,233                      -                 133,233
Depreciation and amortization                        134,140                  1,829                 135,969
Segment profit                                        40,051                 51,862                  91,913
Segment assets                                    15,421,368                649,636              16,071,004
Capital expenditures                                 200,579                  1,538                 202,117

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                                     March 31,
                                                     ------------------------------------------
                                                            2001                   2000
                                                     -------------------    -------------------
Profit for reportable segments                          $     333,778         $       91,913
   Elimination of intersegment profits                         (6,989)                (4,002)
                                                     -------------------    -------------------
Earnings before income taxes                            $     326,789         $       87,911
                                                     ===================    ===================

Total assets for reportable segments                    $  16,077,958         $   16,071,004
   Elimination of intersegment assets                        (268,124)              (469,214)
                                                     -------------------    -------------------
Total assets                                            $  15,809,834         $   15,601,790
                                                     ===================    ===================

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 2001 and 2000, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 39 percent and 35 percent of consolidated net sales in those periods, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, one product class accounted for approximately 13 percent and 14 percent of net sales during the three months ended March 31, 2001 and 2000, respectively. A major component of these products is petroleum. Further increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

ABATIX CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended March 31, 2001 Compared to Three Month Period Ended March 31, 2000.

Consolidated net sales for the three months ended March 31, 2001, increased 7 percent to $12,133,000 from $11,362,000 in 2000. The Abatix operating segment net sales grew 9 percent to $11,669,000 in 2001 and the IESI operating segment net sales decreased 30 percent to $464,000 in 2001. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, primarily sales to environmental contractors. The increase in net sales is also a result of the stable economic conditions in the geographic regions serviced by the Company’s facilities. These economic conditions, if maintained, should provide the ability for the Company to internally grow its revenues for the remainder of 2001.

Gross profit in the first quarter of 2001 of $3,387,000 increased 7 percent from gross profit in 2000 of $3,170,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. However, the Company’s gross profit margins, expressed as a percentage of sales, were approximately 28 percent for 2001 and 2000. Although overall margins are expected to remain at their current levels in 2001, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first three months of 2001 of $2,930,000 remained consistent with 2000 expenses of $2,937,000. Selling, general and administrative expenses were 24 percent of sales for 2001 and 26 percent of sales for 2000. Selling, general and administrative expenses are expected to be in the 24 to 25 percent range for the year ended December 31, 2001.

Interest expense of $92,000 decreased $41,000 from 2000 interest expense of $133,000 primarily due to lower average debt outstanding. The Company reduced debt outstanding during 2000 with cash provided by operations. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the three months ended March 31, 2001 of $196,000 or $.11 per share increased $144,000 from net earnings of $52,000 or $.03 per share for the same period in 2000. The increase in net earnings is primarily due to increased sales volume and lower interest expense.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during the first three months of 2001 of $14,000 resulted principally from an increase in accounts payable and net earnings adjusted for non cash charges, partially offset by an increase in accounts receivable and inventories. The increase in accounts payable and inventories are a result of the increased stocking levels necessary to prepare for the normal increase in business activity during the summer months. The increase in accounts receivable is a result of a significant increase in March 2001 sales as compared to March 2000.

Cash provided from non-operating activities during the first three months of 2001 resulted primarily from borrowings of notes payable to the bank, net of purchases of property and equipment amounting to $49,000. The equipment purchases in 2001 were primarily office furniture and fixtures.

Cash flow from operations for the entire year of 2001 is expected to be positive, although at any given point, it may be negative. The development of the Company’s e-commerce solution has required a significant capital outlay. This solution will cost approximately $250,000 to implement, market and maintain in 2001. It is expected to provide customers a more efficient method of doing business with Abatix and could provide some cost savings in the future, as well as expand the customer base.

The Company maintains a $7,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of April 27, 2001, there are advances outstanding under this credit facility of $4,268,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $2,732,000 as of April 27, 2001. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of April 27, 2001 were $93,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

Management believes the Company’s current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months. In the event the Company pursues additional acquisitions and is unable to use its common stock as payment, the Company would need to negotiate with a lender to secure additional borrowings to be used to acquire another company’s assets.

Except for the historical information contained herein, the matters set forth in this Form 10-Q are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability to hire and train quality people, funding of environmental related projects, general economic and commercial real estate conditions in the local markets, restrictions on trade with foreign countries, changes in interest rates, inability to pass on price increases to customers, unavailability of products and strong competition. In addition, further increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price. Furthermore, lack of acceptance of our proposed e-commerce solution or the impairment of goodwill resulting from the 1999 acquisitions could cause actual results to differ materially.

ABATIX CORP. AND SUBSIDIARY
PART II
Other Information

Item 1. Legal Proceedings -- None
        -----------------

Item 2. Changes in Securities -- None
        ---------------------

Item 3. Defaults upon Senior Securities -- None
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders -- None
        ---------------------------------------------------

Item 5. Other Information -- None
        -----------------

Item 6. Exhibits and Reports on Form 8-K -- None
        ---------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.

ABATIX CORP.
(Registrant)

By: /s/ Frank J. Cinatl, IV _______________________ FRANK J. CINATL, IV Vice President and Chief Financial Officer of Registrant (Principal Accounting Officer)	Date: May 10, 2001