Form 10-Q
period 2001-06-30
ABATIX CORP
filed 2001-08-14
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 AND 15(D)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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

Yes [X]    No [  ]

Common stock outstanding at August 13, 2001 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

                                                                                  June 30,
                                                                                    2001
                                                                                (Unaudited)      December 31, 2000
                                                                              -----------------  ------------------
                                   Assets
                                   ------
Current assets:
    Cash                                                                       $       15,670     $        5,678
    Trade accounts receivable, net of allowance for doubtful accounts of
      $412,678 in 2001 and $559,963 in 2000                                         9,668,393          6,371,419
    Inventories                                                                     6,986,092          5,124,727
    Prepaid expenses and other current assets                                         319,250            296,254
    Deferred income taxes                                                             242,397            277,170
                                                                              -----------------  ------------------
      Total current assets                                                         17,231,802         12,075,248

Receivables from officers and employees                                                 1,067             14,933
Property and equipment, net                                                           769,367            716,993
Deferred income taxes                                                                 217,811            197,180
Goodwill, net of accumulated amortization of $328,034 in 2001 and $249,275
    in 2000                                                                           898,602            977,361
Other assets                                                                           52,310             60,722
                                                                              -----------------  ------------------
                                                                               $   19,170,959     $   14,042,437
                                                                              =================  ==================
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
    Notes payable to bank                                                      $    6,415,945     $    4,334,852
    Accounts payable                                                                4,347,316          2,418,470
    Accrued compensation                                                              408,001            158,668
    Other accrued expenses                                                            804,017            499,119
                                                                              -----------------  ------------------
       Total current liabilities                                                   11,975,279          7,411,109
                                                                              -----------------  ------------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized;  2,437,314
       shares issued in 2001 and 2000                                                   2,437              2,437
    Additional paid-in capital                                                      2,574,560          2,574,560
    Retained earnings                                                               6,876,025          6,311,673
    Treasury stock at cost, 726,166 common shares in 2001 and 2000                 (2,257,342)        (2,257,342)
                                                                              -----------------  ------------------
       Total stockholders' equity                                                   7,195,680          6,631,328
                                                                              -----------------  ------------------
                                                                               $   19,170,959     $   14,042,437
                                                                              =================  ==================

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                        --------------------------------------  -------------------------------------
                                                              2001                2000                2001               2000
                                                        ------------------  ------------------  ------------------  -----------------
Net sales                                                $   14,782,809      $   13,220,965      $   26,915,691      $   24,582,709
Cost of sales                                                10,763,369           9,654,001          19,508,782          17,845,891
                                                        ------------------  ------------------  ------------------  -----------------
       Gross profit                                           4,019,440           3,566,964           7,406,909           6,736,818

Selling, general and administrative expenses                  3,300,022           2,918,991           6,229,950           5,856,401
                                                        ------------------  ------------------  ------------------  -----------------
       Operating profit                                         719,418             647,973           1,176,959             880,417

Other (income) expense:
    Interest expense                                             95,746             148,411             187,517             281,644
    Other, net                                                    1,095              (2,189)             40,076               9,111
                                                        ------------------  ------------------  ------------------  -----------------
       Earnings before income taxes                             622,577             501,751             949,366             589,662

Income tax expense                                              254,298             199,848             385,014             235,452
                                                        ------------------  ------------------  ------------------  -----------------
       Net earnings                                      $      368,279      $      301,903      $      564,352      $      354,210
                                                        ==================  ==================  ==================  =================

 Basic and diluted earnings per common share             $          .22      $          .18      $          .33      $          .21
                                                        ==================  ==================  ==================  =================

Basic and diluted weighted average shares
    outstanding (note 2):                                     1,711,148           1,711,148           1,711,148           1,711,148
                                                        ==================  ==================  ==================  =================
See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                             -------------------------------------
                                                                                   2001                2000
                                                                             ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                               $     564,352       $     354,210
    Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                 281,814             277,161
       Provision for losses on receivables                                            39,196              49,501
       Provision for obsolescence of inventory                                        66,094              49,244
       Deferred income taxes                                                          14,142              51,555
       Gain on sale of assets                                                        (10,638)                  -
       Changes in assets and liabilities:
          Receivables                                                             (3,336,170)         (1,148,413)
          Inventories                                                             (1,927,459)           (649,695)
          Refundable income taxes                                                          -               2,939
          Prepaid expenses and other current assets                                  (22,996)             (8,651)
          Other assets, primarily deposits                                             8,412               7,451
          Accounts payable                                                         1,928,846             654,832
          Accrued expenses                                                           554,231             (22,303)
                                                                             ------------------  -----------------
Net cash used in operating activities                                             (1,840,176)           (382,169)
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (256,216)           (294,883)
    Proceeds from sale of property and equipment                                      11,425              10,193
    Advances to officers and employees                                               (11,108)            (21,142)
    Collection of advances to officers and employees                                  24,974              27,090
                                                                             ------------------  -----------------
Net cash used in investing activities                                               (230,925)           (278,742)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Borrowings on notes payable to bank                                            8,097,780           7,057,863
    Repayments on notes payable to bank                                           (6,016,687)         (6,310,184)
                                                                             ------------------  -----------------
Net cash provided by financing activities                                          2,081,093             747,679
                                                                             ------------------  -----------------

Net increase in cash                                                                   9,992              86,768
Cash at beginning of period                                                            5,678             106,793
                                                                             ------------------  -----------------
       Cash at end of period                                                   $      15,670       $     193,561
                                                                             ==================  =================

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)   Basis of Presentation, General and Business Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, to the construction industry. At June 30, 2001, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

Recent Accounting Pronouncements

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

The Company classified shipping fees billed to customers as a reduction of selling, general and administrative expense prior to the adoption of EITF No. 00-10. For the period ended June 30, 2000, shipping fees billed to customers totaling $207,886 have been reclassified to revenues to be consistent with current year presentation. The costs related to this revenue were $437,647 and $429,320 for the periods ended June 30, 2001 and 2000, respectively, and are included in selling, general and administrative expense.

In July 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Statement 142, which is effective for the Company in 2002, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is currently assessing the impact on its financial statements.

Also, the FASB has voted to issue Statement No. 143 “Accounting for Asset Retirement Obligations” which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

(2)    Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month and six-month periods ended June 30, 2001 and 2000, there were no potentially dilutive securities outstanding.

(3)   Supplemental Information for Statements of Cash Flows

The Company paid interest of $188,194 and $270,510 in the six months ended June 30, 2001 and 2000, respectively, and income taxes of $225,603 and $147,959 in the six months ended June 30, 2001 and 2000, respectively.

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

                                                    Abatix                   IESI                   Totals
                                               ----------------       -----------------       -----------------
Three months ended
June 30, 2001
----------------------------------------
Sales from external customers                    $14,166,722            $   616,087             $14,782,809
Intersegment sales                                         -                136,271                 136,271
Interest income                                            -                      -                       -
Interest expense                                      95,746                      -                  95,746
Depreciation and amortization                        140,508                    872                 141,380
Segment profit                                       542,309                 83,716                 626,025
Segment assets                                    18,633,329                580,262              19,213,591
Capital expenditures                                 206,930                      -                 206,930

Three months ended
June 30, 2001
----------------------------------------
Sales from external customers                    $12,168,192            $ 1,052,053             $13,220,965
Intersegment sales                                         -                168,060                 168,060
Interest income                                           27                      -                      27
Interest expense                                     148,411                      -                 148,411
Depreciation and amortization                        178,920                  1,652                 180,572
Segment profit                                       370,044                127,571                 497,615
Segment assets                                    16,588,502                966,244              17,554,746
Capital expenditures                                  92,766                      -                  92,766

                                                    Abatix                   IESI                   Totals
Six Months Ended                               ----------------       -----------------       -----------------
June 30, 2001
----------------------------------------
Sales from external customers                    $25,835,816            $ 1,079,875             $26,915,691
Intersegment sales                                         -                278,556                 278,556
Interest income                                            -                      -                       -
Interest expense                                     187,517                      -                 187,517
Depreciation and amortization                        279,833                  1,981                 281,814
Segment profit                                       825,257                134,546                 959,803
Segment assets                                    18,633,329                580,262              19,213,591
Capital expenditures                                 256,216                      -                 256,216

Six Months Ended
June 30, 2000
----------------------------------------
Sales from external customers                    $22,868,193            $ 1,714,516             $24,582,709
Intersegment sales                                         -                369,263                 369,263
Interest income                                            -                      -                       -
Interest expense                                     281,644                      -                 281,644
Depreciation and amortization                        273,680                  3,481                 277,161
Segment profit                                       410,096                179,432                 589,528
Segment assets                                    16,588,502                966,244              17,554,746
Capital expenditures                                 293,345                  1,538                 294,883

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                               Three Months Ended June 30,                    Six Months Ended June 30,
                                         -----------------------------------------     -----------------------------------------
                                               2001                   2000                   2001                   2000
                                         ------------------     ------------------     ------------------     ------------------

Profit for reportable segments                   $626,025               $497,615            $   959,803            $   589,528
Elimination of intersegment profits                (3,448)                 4,136                (10,437)                   134
                                         ------------------     ------------------     ------------------     ------------------

Earnings before income taxes                     $622,577               $501,751            $   949,366            $   589,662
                                         ==================     ==================     ==================     ==================

Total assets for reportable segments                                                        $19,213,591            $17,554,746
Elimination of intersegment assets                                                              (42,632)              (615,520)
                                                                                       ------------------     ------------------
Total assets                                                                                $19,170,959            $16,939,226
                                                                                       ==================     ==================

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 2001 and 2000, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 45 percent and 38 percent of consolidated net sales in those periods, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, one product class accounted for approximately 13 percent and 14 percent of net sales during the six months ended June 30, 2001 and 2000, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

ABATIX CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended June 30, 2001 Compared to Three Month Period Ended June 30, 2000.

Consolidated net sales for the three months ended June 30, 2001, increased 12 percent to $14,783,000 from $13,221,000 in 2000. The Abatix operating segment net sales grew 16 percent to $14,167,000 in 2001 and the IESI operating segment net sales decreased 41 percent to $616,000 in 2001. The increase in sales at Abatix resulted from efforts to further expand and diversify the customer base. In addition, sales were significantly impacted by the increasing awareness of toxic molds in homes and buildings and by the effects of Tropical Storm Allison on the Houston area in June. The decrease in IESI sales is due to the exit from a distribution channel during the second quarter 2001.

Gross profit in the second quarter of 2001 of $4,019,000 increased 13 percent from gross profit in 2000 of $3,567,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 27 percent for both 2001 and 2000. Although overall margins are expected to remain at their current levels in 2001, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the second three months of 2001 of $3,300,000 increased 13 percent over 2000 expenses of $2,919,000. These expenses were 22 percent of sales for both 2001 and 2000. Selling, general and administrative expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2001.

Interest expense of $96,000 decreased approximately $52,000 from 2000 interest expense of $148,000. During the second half of 2000, the Company reduced debt outstanding with cash provided by operations resulting in lower average debt outstanding for the first half of 2001. Lower interest rates in 2001 also contributed to reduced interest expense in the current year. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the three months ended June 30, 2001, of $368,000, or $.22 per share, increased $66,000 from net earnings of $302,000, or $.18 per share, for the same period in 2000. The increase in net earnings is primarily due to increased sales volume and lower interest expense.

Six Month Period Ended June 30, 2001 Compared to Six Month Period Ended June 30, 2000.

Consolidated net sales for the six months ended June 30, 2001, increased 10 percent to $26,916,000 from $24,583,000 in 2000. The Abatix operating segment net sales grew 13 percent to $25,836,000 in 2001 and the IESI operating segment net sales decreased 37 percent to $1,080,000 in 2001. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, primarily sales to environmental contractors. In addition, sales were significantly impacted by the increasing awareness of toxic molds in homes and buildings and by the effects of Tropical Storm Allison on the Houston area in June. The decrease in IESI sales is due to the exit from a distribution channel during the second quarter 2001.

Gross profit in the first six months of 2001 of $7,407,000 increased 10 percent from gross profit in 2000 of $6,737,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 28 percent for 2001 and 27 percent for 2000. Although overall margins are expected to remain at their current levels in 2001, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first six months of 2001 of $6,230,000 increased 6 percent over 2000 expenses of $5,856,000. These expenses were 23 percent of sales for 2001 and 24 percent of sales for 2000. Selling, general and administrative expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2001.

Interest expense of $188,000 decreased $94,000 from 2000 interest expense of $282,000. During the second half of 2000, the Company reduced debt outstanding with cash provided by operations resulting in lower average debt outstanding for the first half of 2001. Lower interest rates in 2001 also contributed to reduced interest expense in the current year. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the six months ended June 30, 2001, of $564,000, or $.33 per share, increased $210,000 from net earnings of $354,000, or $.21 per share, for the same period in 2000. The increase in net earnings is primarily due to increased sales volume and lower interest expense.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash used in operations during the first six months of 2001 of $1,840,000 resulted principally from the normal seasonal increase in accounts receivable and inventories, partially offset by an increase in accounts payable. However, abnormally high sales in June led to higher than normal fluctuations in all three accounts at quarter end.

Cash requirements for non-operating activities during the first six months of 2001 resulted primarily from borrowings of notes payable to the bank and $256,000 for purchases of property and equipment. The working capital line of credit borrowings, net of payments, occurred primarily as a result of increases in accounts receivable and inventory. The majority of the purchases of property and equipment related to the new e-commerce site.

Cash flow from operations for the entire year of 2001 is expected to be positive, although at any given point, it may be negative. The development of the Company’s e-commerce solution has required a significant capital outlay. This solution will cost approximately $200,000 to implement, market and maintain in 2001; it provides customers a more efficient method of doing business with Abatix and could provide some cost savings in the future, as well as expand the customer base.

In August 2001, the Company increased its working capital line of credit at a commercial lending institution from $7,000,000 to $8,000,000 to help fund additional working capital requirements due to higher sales. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of August 9, 2001, there are advances outstanding under this credit facility of $7,027,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $973,000 as of August 9, 2001. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of August 9, 2001, were $80,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

Except for the historical information contained herein, the matters set forth in this form 10-Q are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability to hire and train quality people, funding of environmental related projects, general economic and commercial real estate conditions in the local markets, restrictions on trade with foreign countries, changes in interest rates, inability to pass on price increases to customers, unavailability of products and strong competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price. Furthermore, lack of acceptance of our e-commerce solution or the impairment of goodwill resulting from the 1999 acquisitions could cause actual results to differ materially.

ABATIX CORP. AND SUBSIDIARY
PART II
Other Information

Item 1. Legal Proceedings - None
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
        ---------------------------------------------------

Item 5. Other Information -- None
        -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits -- None

(b) Reports on Form 8-K - Addition to the Board of Directors, filed May 17, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.

ABATIX CORP.
(Registrant)

By: /s/ Frank J. Cinatl, IV _______________________ Frank J. Cinatl, IV Vice President and Chief Financial Officer of Registrant (Principal Accounting Officer) Date: August 13, 2001