Form 10-Q
period 2001-09-30
ABATIX CORP
filed 2001-11-08
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
Washington,D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 AND 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

Commission file number 1-10184

ABATIX CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-1908110
(I.R.S. Employer Identification number)

8201 Eastpoint Drive, Suite 500 Dallas, Texas 75227
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

Yes  [X]    No [  ]

Common stock outstanding at October 29, 2001 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

                                                                                September 30,
                                     Assets                                         2001           December 31,
                                     ------                                     (Unaudited)            2000
                                                                              -----------------  -----------------
Current assets:
    Cash                                                                        $      20,970      $       5,678
    Trade accounts receivable, net of allowance for doubtful accounts of
      $435,655 in 2001 and $559,963 in 2000                                         9,373,356          6,371,419
    Inventories                                                                     6,380,381          5,124,727
    Prepaid expenses and other current assets                                         531,349            296,254
    Deferred income taxes                                                             202,833            277,170
                                                                              -----------------  -----------------
      Total current assets                                                         16,508,889         12,075,248

Receivables from officers and employees                                                 5,889             14,933
Property and equipment, net                                                           793,719            716,993
Deferred income taxes                                                                 139,367            197,180
Goodwill, net of accumulated amortization of $367,414 in 2001 and $249,275
    in 2000                                                                           859,222            977,361
Other assets                                                                           64,850             60,722
                                                                              -----------------  -----------------
                                                                                $  18,371,936      $  14,042,437
                                                                              =================  =================

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
    Notes payable to bank                                                       $   7,108,049      $   4,334,852
    Accounts payable                                                                2,616,185          2,418,470
    Accrued compensation                                                              381,282            158,668
    Other accrued expenses                                                            687,804            499,119
                                                                              -----------------  -----------------
       Total current liabilities                                                   10,793,320          7,411,109
                                                                              -----------------  -----------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares authorized; none issued                  -                  -
    Common stock - $.001 par value, 5,000,000 shares authorized; 2,437,314
       shares issued in 2001 and 2000                                                   2,437              2,437
    Additional paid-in capital                                                      2,574,560          2,574,560
    Retained earnings                                                               7,258,961          6,311,673
    Treasury stock at cost, 726,166 common shares in 2001 and 2000                 (2,257,342)        (2,257,342)
                                                                              -----------------  -----------------
       Total stockholders' equity                                                   7,578,616          6,631,328
                                                                              -----------------  -----------------
                                                                                $  18,371,936      $  14,042,437
                                                                              =================  =================

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                        --------------------------------------  ------------------------------------
                                                              2001                2000                2001               2000
                                                        ------------------  ------------------  ------------------  ----------------
Net sales                                                 $  14,569,000       $  12,353,517       $  41,484,691       $  36,936,226
Cost of sales                                                10,465,815           9,020,697          29,974,597          26,866,588
                                                        ------------------  ------------------  ------------------  ----------------
       Gross profit                                           4,103,185           3,332,820          11,510,094          10,069,638

Selling, general and administrative expenses                  3,371,547           2,814,826           9,601,497           8,671,227
                                                        ------------------  ------------------  ------------------  ----------------
       Operating profit                                         731,638             517,994           1,908,597           1,398,411

Other (income) expense:
    Interest expense                                            116,574             155,088             304,091             436,732
    Other, net                                                   (1,757)             (6,527)             38,319               2,584
                                                        ------------------  ------------------  ------------------  ----------------
       Earnings before income taxes                             616,821             369,433           1,566,187             959,095

Income tax expense                                              233,885             146,129             618,899             381,581
                                                        ------------------  ------------------  ------------------  ----------------
       Net earnings                                       $     382,936       $     223,304       $     947,288       $     577,514
                                                        ==================  ==================  ==================  ================

Basic and diluted earnings per common share               $         .22       $         .13       $         .55       $         .34
                                                        ==================  ==================  ==================  ================

Basic and diluted weighted average shares
    outstanding (Note 2)                                      1,711,148           1,711,148           1,711,148           1,711,148
                                                        ==================  ==================  ==================  ================

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             -------------------------------------
                                                                                   2001                2000
                                                                             ------------------  -----------------
Cash flows from operating activities:
    Net earnings                                                               $     947,288       $     577,514
    Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                 433,965             410,593
       Provision for losses on receivables                                            60,319              74,249
       Provision for obsolescence of inventory                                       125,386              73,850
       Deferred income taxes                                                         132,150              51,554
       Gain on sale of assets                                                        (12,258)                  -
       Changes in assets and liabilities:
          Receivables                                                             (3,062,256)         (1,036,443)
          Inventories                                                             (1,381,040)           (129,493)
          Refundable income taxes                                                          -             (83,238)
          Prepaid expenses and other current assets                                 (235,095)            (92,977)
          Other assets, primarily deposits                                            (4,128)              7,451
          Accounts payable                                                           197,715               8,472
          Accrued expenses                                                           411,299             (84,525)
                                                                             ------------------  -----------------
Net cash used in operating activities                                             (2,386,655)           (222,993)
                                                                             ------------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (393,339)           (392,764)
    Proceeds from sale of property and equipment                                      13,045              10,193
    Advances to officers and employees                                               (16,168)            (24,197)
    Collection of advances to officers and employees                                  25,212              30,478
                                                                             ------------------  -----------------
Net cash used in investing activities                                               (371,250)           (376,290)
                                                                             ------------------  -----------------

Cash flows from financing activities:
    Borrowings on notes payable to bank                                           13,096,460          10,830,292
    Repayments on notes payable to bank                                          (10,323,263)        (10,094,339)
                                                                             ------------------  -----------------
Net cash provided by financing activities                                          2,773,197             735,953
                                                                             ------------------  -----------------

Net increase in cash                                                                  15,292             136,670
Cash at beginning of period                                                            5,678             106,793
                                                                             ------------------  -----------------
       Cash at end of period                                                   $      20,970       $     243,463
                                                                             ==================  =================

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)   Basis of Presentation, General and Business Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, to the construction industry. At September 30, 2001, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

The Company classified shipping fees billed to customers as a reduction of selling, general and administrative expense prior to the adoption of EITF No. 00-10. For the period ended September 30, 2000, shipping fees billed to customers totaling $317,270 have been reclassified to revenues to be consistent with current year presentation. The costs related to this revenue were $746,045 and $644,253 for the periods ended September 30, 2001 and 2000, respectively, and are included in selling, general and administrative expense.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Statement 142, which is effective for the Company in 2002, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is currently assessing the impact on its financial statements.

The FASB issued Statement 143, “Accounting for Asset Retirement Obligations” in August 2001. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. Statement 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe it will have a material impact on the operations of the Company.

In October 2001, the FASB issued Statement 144, “Accounting For the Impairment or Disposal of Long-Lived Assets.” Statement 144 has broadened the presentation of discontinued operations to include more disposal transactions, and has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not believe it will have a material impact on the operations of the Company.

(2)   Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month and nine-month periods ended September 30, 2001 and 2000, there were no potentially dilutive securities outstanding.

(3)   Supplemental Information for Statements of Cash Flows

The Company paid interest of $301,739 and $425,486 in the nine months ended September 30, 2001 and 2000, respectively, and income taxes of $399,803 and $448,472 in the nine months ended September 30, 2001 and 2000, respectively.

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

                                                  Abatix                   IESI                   Total
Three months ended                           ----------------       -----------------       -----------------
September 30, 2001
----------------------------------------
Sales from external customers                    $13,902,619             $  666,381             $14,569,000
Intersegment sales                                         -                186,415                 186,415
Interest expense                                     116,574                      -                 116,574
Depreciation and amortization                        151,268                    883                 152,151
Segment profit                                       520,920                112,810                 633,730
Segment assets                                    17,897,471                638,780              18,536,251
Capital expenditures                                 137,123                      -                 137,123

Three months ended
September 30, 2000
----------------------------------------
Sales from external customers                    $11,222,388             $1,131,129             $12,353,517
Intersegment sales                                         -                127,705                 127,705
Interest expense                                     155,088                      -                 155,088
Depreciation and amortization                        131,484                  1,948                 133,432
Segment profit                                       202,190                176,298                 378,488
Segment assets                                    16,117,770              1,130,583              17,248,353
Capital expenditures                                  97,881                      -                  97,881

                                                 Abatix                   IESI                   Total
Nine Months Ended                           ----------------       -----------------       -----------------
September 30, 2001
----------------------------------------
Sales from external customers                    $39,738,435             $1,746,256             $41,484,691
Intersegment sales                                         -                464,971                 464,971
Interest expense                                     304,091                      -                 304,091
Depreciation and amortization                        431,101                  2,864                 433,965
Segment profit                                     1,346,177                247,356               1,593,533
Segment assets                                    17,897,471                638,780              18,536,251
Capital expenditures                                 393,339                      -                 393,339

Nine Months Ended
September 30, 2000
----------------------------------------
Sales from external customers                    $34,090,581             $2,845,645             $36,936,226
Intersegment sales                                         -                496,968                 469,968
Interest expense                                     436,732                      -                 436,732
Depreciation and amortization                        405,164                  5,429                 410,593
Segment profit                                       612,286                355,730                 968,016
Segment assets                                    16,117,770              1,130,583              17,248,353
Capital expenditures                                 391,226                  1,538                 392,764

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                    Three Months Ended                            Nine Months Ended
                                                      September 30,                                 September 30,
                                         -----------------------------------------     -----------------------------------------
                                               2001                    2000                   2001                    2000
                                         ------------------     ------------------     ------------------     ------------------
Profit for reportable segments
                                                 $633,730               $378,488             $1,593,533               $968,016
Elimination of intersegment profits
                                                  (16,909)                (9,055)               (27,346)                (8,921)
                                         ------------------     ------------------     ------------------     ------------------
Earnings before income taxes
                                                 $616,821               $369,433             $1,566,187               $959,095
                                         ==================     ==================     ==================     ==================

Total assets for reportable segments                                                        $18,536,251            $17,248,353
Elimination of intersegment assets                                                             (164,315)              (806,129)
                                                                                       ------------------     ------------------
Total assets                                                                                $18,371,936            $16,442,224
                                                                                       ==================     ==================

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the nine months ended September 30, 2001 and 2000, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 48 percent and 35 percent of consolidated net sales in those periods, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, one product class accounted for approximately 14 percent of net sales during the nine months ended September 30, 2001 and 2000, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

ABATIX CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2001 Compared to Three Month Period Ended September 30, 2000.

Consolidated net sales for the three months ended September 30, 2001, increased 18 percent to $14,569,000 from $12,354,000 in 2000. The Abatix operating segment net sales grew 24 percent to $13,903,000 in 2001 and the IESI operating segment net sales decreased 41 percent to $666,000 in 2001. Sales were significantly impacted by the increasing awareness of toxic molds in homes and buildings and by the continuing cleanup from the effects of Tropical Storm Allison on the Houston area. The decrease in IESI sales is due to the exit from a distribution channel during the second quarter 2001.

Gross profit in the third quarter of 2001 of $4,103,000 increased 23 percent from gross profit in 2000 of $3,333,000 due to increased sales volume. As expected, margins varied from location to location due to sales mix and local market conditions. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 28 and 27 percent for 2001 and 2000, respectively.

Selling, general and administrative expenses for the third three months of 2001 of $3,372,000 increased 20 percent over 2000 expenses of $2,815,000. These expenses were 23 percent of sales for both 2001 and 2000. Selling, general and administrative expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2001.

Interest expense of $117,000 decreased approximately $38,000 from 2000 interest expense of $155,000. Lower interest rates in 2001 reduced interest expense in the current period. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the three months ended September 30, 2001, of $383,000, or $.22 per share, increased $160,000 from net earnings of $223,000, or $.13 per share, for the same period in 2000. The increase in net earnings is primarily due to increased sales volume and lower interest expense.

Nine Month Period Ended September 30, 2001 Compared to Nine Month Period Ended September 30, 2000.

Consolidated net sales for the nine months ended September 30, 2001, increased 12 percent to $41,485,000 from $36,936,000 in 2000. The Abatix operating segment net sales grew 17 percent to $39,738,000 in 2001 and the IESI operating segment net sales decreased 39 percent to $1,746,000 in 2001. Sales were significantly impacted by the increasing awareness of toxic molds in homes and buildings and by the effects of Tropical Storm Allison on the Houston area in June. The decrease in IESI sales is due to the exit from a distribution channel during the second quarter 2001.

Gross profit in the first three quarters of 2001 of $11,510,000 increased 14 percent from gross profit in 2000 of $10,070,000 due to increased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 28 percent for 2001 and 27 percent for 2000. Although overall margins are expected to remain at their current levels in 2001, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first nine months of 2001 of $9,601,000 increased 11 percent over 2000 expenses of $8,671,000. These expenses were 23 percent of sales for both 2001 and 2000. Selling, general and administrative expenses are expected to be in the 23 to 24 percent range for the year ended December 31, 2001.

Interest expense of $304,000 decreased $133,000 from 2000 interest expense of $437,000. During the second half of 2000, the Company reduced debt outstanding with cash provided by operations resulting in lower average debt outstanding for the first half of 2001. Lower interest rates in 2001 also contributed to reduced interest expense in the current year. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the nine months ended September 30, 2001, of $947,000, or $.55 per share, increased $369,000 from net earnings of $578,000, or $.34 per share, for the same period in 2000. The increase in net earnings is primarily due to increased sales volume and lower interest expense.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash used in operations during the first nine months of 2001 of $2,387,000 resulted principally from the normal seasonal increase in accounts receivable and inventories. However, higher sales during the third quarter led to higher than normal fluctuations in these two accounts at quarter end.

Cash requirements for non-operating activities during the first nine months of 2001 resulted primarily from borrowings of notes payable to the bank and $393,000 for purchases of property and equipment. The working capital line of credit borrowings, net of payments, occurred primarily as a result of increases in accounts receivable and inventory. The majority of the purchases of property and equipment related to the new e-commerce site, two delivery vehicles and computer hardware.

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

In August 2001, the Company increased its working capital line of credit at a commercial lending institution from $7,000,000 to $8,000,000 to help fund additional working capital requirements due to higher sales. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of October 29, 2001, there are advances outstanding under this credit facility of $5,652,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $2,348,000 as of October 29, 2001. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of October 29, 2001, were $90,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

Management believes the Company’s current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months. In the event the Company pursues acquisitions and is unable to use its common stock as payment, the Company may need to negotiate with a lender to secure additional borrowings to be used to acquire another company’s assets.

Except for the historical information contained herein, the matters set forth in this form 10-Q are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the long-term impact of the September 11, 2001, tragic events on the commercial construction and domestic preparedness markets, the impact of insurance coverage on mold remediation jobs, inability to hire and train quality people, changes in interest rates, unavailability of products and strong competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price. Furthermore, lack of acceptance of our e-commerce solution or an impairment of goodwill resulting from the 1999 acquisitions could cause actual results to differ materially.

ABATIX CORP. AND SUBSIDIARY
PART II
Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.

ABATIX CORP.
(Registrant)

By: /s/ Frank J. Cinatl, IV Frank J. Cinatl, IV Vice President and Chief Financial Officer of Registrant (Principal Accounting Officer) Date: November 1, 2001