Form 10-K
period 2001-12-31
ABATIX CORP
filed 2002-03-21
CIK 845779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission File Number - 1-10184

ABATIX CORP.
(Exact name of registrant as specified in its charter)

Delaware
 (State or other jurisdiction of incorporation or organization)

75-1908110
 (I.R.S. Employer Identification Number)

8201 Eastpoint Drive, Suite 500, Dallas, Texas
 (Address of principal executive offices)

75227
(Zip Code)

Registrant's telephone number, including area code:  (214) 381-1146

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1,711,148 shares of common stock, $.001 par value, were issued and outstanding on March 19, 2002.

The aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant as of the close of business on March 19, 2002 (an aggregate of 800,095 shares out of a total of 1,711,148 shares outstanding at that time) was $4,120,489 computed by reference to the closing bid price of $5.150 on March 19, 2002.

Portions of the Registrant’s proxy statement for its 2002 annual meeting of stockholders are incorporated into Part III, herein, by this reference thereto.

PART I

Item 1. Business

(a) Development of Business

Abatix Corp. (the “Company”) markets and distributes personal protection and safety equipment and durable and nondurable supplies predominantly to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, to the construction industry.

The Company began operations in May 1983 as a supply company located in Dallas, Texas, and was originally incorporated in Texas as T&T Supply Company, Inc. in March 1984. Abatix was incorporated in Delaware on December 5, 1988 to effect and complete an Agreement and Plan of Merger with T&T Supply on December 9, 1988. In March 1989, the Company completed its initial public offering of its securities.

During 1994, because of increased purchasing power, the Company, through its wholly owned subsidiary International Enviroguard Systems, Inc. (“IESI”), began to import certain products sold through not only the Company’s distribution channels, but also other distribution companies not in direct competition with Abatix.

Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company, a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, is an industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $975,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company’s $.001 par value common stock at a value of $3.45 per share and the remainder in cash. This acquisition has been accounted for using the purchase method.

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

The Company intends to expand and diversify the revenue base through the expansion of product lines, hiring additional personnel, and additional acquisitions, if appropriate. In addition, the Company developed an e-commerce solution to help solidify relationships with the existing customer base and expand its geographic presence.

(b) Financial Information About Operating Segments

Information about the Company’s operating segments is included in the Notes to the Consolidated Financial Statements at Item 14.

(c) Narrative Description of Business

Based on 2001 sales, approximately 49 percent of the Company’s products are sold to environmental contractors, 19 percent to construction related firms, 19 percent to the industrial safety market, and 13 percent to other firms. The Company believes a majority of its sales for the foreseeable future will continue to be made to environmental contractors. The Company considers its relationship with its customers to be excellent.

Environmental Industry Background

Asbestos Abatement Industry

Between 1900 and the early 1970‘s, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries. In the mid-1980‘s it was estimated that in the United States, approximately 20 percent of all buildings, excluding residences and schools, contained friable asbestos-containing materials that were brittle, readily crumble and were susceptible to the release of asbestos dust. Various diseases such as asbestosis, lung cancer and mesothelioma, linked to the exposure to airborne asbestos, and the presence of asbestos in insulation, service applications and finishing materials have given rise to the concern about exposure to asbestos. Public awareness of the health hazards posed by asbestos increased as the results of continuing medical studies became widely known.

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

Notwithstanding legislative impetus and continued awareness of health related hazards associated with asbestos, the budgetary constraints and the lack of improvement in the industrial sectors continue to limit the number and scope of asbestos abatement projects.

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

Mold Remediation Industry

Although mold remediation has been around for years, recent litigation surrounding the health hazards of human exposure to mold has created public awareness and is forcing property owners and the construction industry to deal with the problem. To grow, mold needs moisture, a carbon source (wood, plasterboard, natural fibers, or any organic matter), lack of air movement and lack of light. The energy crisis in the 1970‘s inspired many energy efficiency programs, including the building of structures that promoted less air movement. When a moisture source is introduced, the conditions are ripe for mold growth.

Although there are approximately 100,000 species of fungi, about 100 are considered to be pathogenic to humans. Currently, the regulations concerning mold levels or remediation are few; however, there has been some discussion at the EPA and state government levels about defining the level of mold spores considered to be hazardous.

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

Currently, the Company supplies the construction tools industry in its Las Vegas, Los Angeles, and Phoenix facilities and on a limited basis from its other facilities. This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets. The condition of the real estate industry in the Company’s markets remains stable.

Industrial Safety Industry

The EPA and the Occupational Safety and Health Administration (“OSHA”) have established numerous rules and regulations governing environmental protection and worker safety and health. The demand for supplies and equipment by U.S. businesses and governments to meet these rules and regulations has resulted in the creation of a multi-billion dollar industry.

As research identifies the degree of environmental or health risk associated with various substances and working conditions, new rules and regulations can be expected. These actions inevitably will require more expenditure for supplies and equipment for handling, remediation and disposal of hazardous substances and the creation of safe living and working conditions.

Geographic Distribution of Business

With the acquisition of Keliher and North State in 1999, the Company distributes over 22,000 industrial, construction tool, personal protection, safety and hazardous waste remediation products to approximately 7,300 customers primarily located in the Southwest, Midwest and Pacific Coast.

The Company maintains sales, distribution and warehouse centers in Los Angeles and San Francisco, California, in Dallas and Houston, Texas, in Phoenix, Arizona, in Las Vegas, Nevada, and in Seattle, Washington.

Equipment and Supplies

An estimated 38 percent of the Company’s current year sales were safety products, 31 percent were environmental products, while construction tools and supplies accounted for 22 percent of its sales. The remaining 10 percent of sales were miscellaneous products used by environmental contractors, construction contractors and industrial manufacturing facilities.

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns, customer inquiries and industry experiences. The Company maintains an inventory of disposable products and commodities as well as low cost equipment items. Approximately 75 and 78 percent of the Company’s sales for 2001 and 2000, respectively, are of disposable items and commodity products, which are sold to customers at unit prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company currently does not manufacture or lease any products and does not perform any repairs thereon. The Company distributes, on a limited basis, disposable items under its own private label.

Except with regard to certain specialty equipment associated with asbestos abatement activities such as filtration, vacuum and pressure differential systems, many of the Company’s products can be used interchangeably within many of the industries it supplies. Equipment distributed by the Company includes manufacturers’ product descriptions and instructions pertaining to use.

Marketing

The Company’s marketing program is conducted by its sales representatives, as well as by senior management and the leaders at each of its operating facilities. The sales representatives are compensated by a combination of salary and/or commission, which is based upon negotiated sales standards.

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

The Company also has a web site, www.abatix.com, that allows customers to place orders on-line. Currently the web site has approximately 5,000 products; the remaining products will be added over the next twelve months. In addition to on-line ordering, the web site has current industry and Company information.

Backlog

Substantially all the Company’s products are shipped to customers within 48 hours following receipt of the order, therefore backlog is not material to the Company’s operations.

Inflation

The inflation rate for the U.S. economy has been relatively low over the past several years, with the 2001 inflation rate being 1.6 percent. The 2002 inflation rate is projected to be in the 2 to 3 percent range. The Company believes inflation has not been a substantial concern nor will inflation have a material impact to the Company’s operations or profitability in the near term, if it remains stable. In the event of increased inflation, the Company anticipates it would be able to pass along increases in product costs to its customers in the form of higher selling prices, thereby having little effect on product margins.

Environmental Impact

The Company distributes a variety of products in the asbestos abatement industry all of which require the Company to maintain on file Material Safety Data Sheets (“MSDS”) that inform all purchasers and users of any potential hazards which could occur if the products spilled or leaked. Although the Company provides no assurance, it reviews all products that could have a potential for environmental hazards and tries to ensure the products are safe for on site storage and distribution. The Company currently distributes no products it believes would create an environmental hazard if leaked or spilled. The Company has safety procedures in place to minimize any impact if a product were to leak or spill.

Seasonality

Historically, the environmental services and supply business has been seasonal as a result of the substantial number of contracts performed in educational facilities during the summer months or during other vacation periods. The Company believes seasonality is not a major characteristic in the non-educational or private sector, which includes the industrial, commercial and residential markets. In addition to the private sector environmental business, the Company’s expansion of the construction and industrial safety supply markets has mitigated most seasonal impacts of government environmental projects on the Company’s sales.

The Company’s profitability historically increases in the second and third quarters, relative to the first and fourth quarters. This increase is attributable to the small increase in revenues during the second and third quarters without a corresponding increase in costs, as fixed costs represent a majority of total general and administrative costs.

Government Regulation

As a supplier of products manufactured by others to the environmental supply, construction tool and industrial safety industry, the Company’s internal operations are not substantially affected by federal laws and regulations including those promulgated by the EPA and OSHA. Most of the contractors and other purchasers of the Company’s equipment and supplies are subject to various government regulations. Developments in legislation and regulations affecting manufacturers and purchasers of the Company’s products could have a substantial effect on the Company.

Competition

The environmental supply, industrial safety and construction tools supply businesses are highly competitive. These markets are served by a limited number of large national firms as well as many local firms, none of which can be characterized as controlling the market. The Company competes on the basis of price, delivery, credit arrangements and product variety and quality. Substantial regulatory or economic barriers to entry do not characterize the Company’s business. Furthermore, additional companies could enter any of these industries and may have greater financial, marketing and technical resources than the Company.

Employees

As of February 28, 2002, the Company employed a total of 127 full time employees including 3 executive officers, 19 managers, 61 administrative and marketing personnel and 44 clerical and warehouse personnel. The Company believes relations with its employees are excellent.

Item 2. Description of Properties

The Company’s headquarters are located in Dallas, Texas and occupy approximately 6,400 square feet of leased general office space. This lease expires in February 2005. As of December 31, 2001, the seven distribution facilities lease a total of 166,235 square feet of general office and warehouse space. These facilities range in size from 9,000 square feet to 33,600 with leases expiring between May 2002 and November 2006.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

(a)     The Company’s common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol “ABIX”. The following table sets forth the high and low bid prices for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                           Common Stock
                                             Bid Price
                                   -----------------------------
          2000                        High              Low
--------------------------         ------------      -----------
      First Quarter             $        3.375    $       1.000
     Second Quarter                      1.844            0.250
      Third Quarter                      2.500            1.344
     Fourth Quarter                      2.250            1.063

          2001
--------------------------
      First Quarter             $        1.844    $       1.063
     Second Quarter                      2.300            1.760
      Third Quarter                      3.400            1.870
     Fourth Quarter                      6.250            2.900
On March 19, 2002, the closing bid price for the common stock was $5.150.

(b)    As of March 19, 2002, the approximate number of holders of record of the Company's common stock was 600.

(c)    The Company has never paid cash dividends on its common stock. The Company presently intends to retain any future earnings to finance the expansion of its business or repay borrowings on its lines of credit and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, expansion plans, financial conditions, and other relevant factors.

Item 6. Selected Financial Data

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors’ report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

                                                                     Year Ended December 31,
                                             ------------------------------------------------------------------------
                                               2001            2000           1999           1998            1997
                                             ----------     -----------    -----------     ----------     -----------
Selected Operating Results:
   Net sales                              $     54,726   $      47,987  $      44,576   $     37,684   $      34,341
   Gross profit                           $     15,384   $      12,982  $      12,217   $     10,837   $      10,037
                                             ----------     -----------    -----------     ----------     -----------
   Net earnings                           $      1,206   $         598  $         461   $      1,167   $         841
                                             ==========     ===========    ===========     ==========     ===========

Basic and diluted net earnings per
    common  share                         $        .70   $         .35  $         .26   $        .60   $         .43
                                             ==========     ===========    ===========     ==========     ===========
Basic and diluted weighted average
   shares outstanding                            1,711           1,711          1,779          1,934           1,934
                                             ==========     ===========    ===========     ==========     ===========

                                                                       As of December 31,
                                             ------------------------------------------------------------------------
                                               2001            2000           1999           1998            1997
                                             ----------     -----------    -----------     ----------     -----------
Selected Balance Sheet Data:
   Current assets                         $     14,529   $      12,075  $      13,220   $      9,918   $       9,003
   Current liabilities                           8,603           7,411          9,171          4,408           4,676
   Total assets                                 16,441          14,042         15,204         10,596           9,854
   Total liabilities                             8,603           7,411          9,171          4,408           4,676
   Retained earnings                             7,518           6,312          5,714          5,252           4,085
   Stockholders' equity                          7,838           6,631          6,033          6,187           5,178
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated net sales for the year ended December 31, 2001, increased 14 percent to $54,726,000 from $47,987,000 in 2000. The Abatix operating segment net sales grew 19 percent to $52,461,000 in 2001 and the IESI operating segment net sales decreased 41 percent to $2,265,000 in 2001. Sales were significantly impacted by the increasing awareness of toxic molds in homes and buildings and by the continuing cleanup from the effects of Tropical Storm Allison on the Houston area. The decrease in IESI sales is due to the exit from a distribution channel during the second quarter of 2001.

Sales to the mold remediation, industrial safety and construction tools supply markets are increasing both in absolute amounts and as a percentage of revenues to the Company. The acquisitions of Keliher and North State, other potential acquisitions, additional salespeople and internal growth in these markets should decrease the dependency of the Company on any single product, geographic market or on sales to the asbestos abatement industry. In addition, the Company implemented an e-commerce solution in 2001 to help solidify relationships with the existing customer base and expand its geographic presence.

Gross profit for 2001 of $15,384,000 increased 19 percent from gross profit in 2000 of $12,982,000 due to increased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 28 percent for 2001 and 27 percent for 2000. Although overall margins are expected to remain at their current levels in 2002, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for 2001 of $12,991,000 increased 14 percent over 2000 expenses of $11,395,000. These expenses were 24 percent of sales for 2001 and 2000. Selling, general and administrative expenses are expected to be in the 24 to 25 percent range for 2002.

Interest expense of $380,000 decreased $182,000 from 2000 interest expense of $562,000 primarily due to lower interest rates. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the year ended December 31, 2001, of $1,206,000 or $.70 per share increased $608,000 from net earnings of $598,000 or $.35 per share in 2000. The increase in net earnings is primarily due to the higher sales volume and lower interest expense, partially offset by the higher general and administrative costs.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Consolidated net sales for the year ended December 31, 2000, increased 8 percent to $47,987,000 from $44,576,000 in 1999. The Abatix operating segment net sales grew 5 percent to $44,145,000 in 2000 and the IESI operating segment net sales increased 58 percent to $3,842,000 in 2000. The increase in consolidated net sales resulted from efforts to further expand and diversify the customer base, including the introduction of a new distribution channel for IESI and the 1999 acquisition of North State, a construction supply distributor. The acquisition provides a larger customer base and the ability to cross sell products to both North State and Abatix customers. The increase in net sales is also a result of the stable economic conditions in the geographic regions serviced by the Company’s facilities. The increase in net sales for 2000 was partially offset by an 11 percent decline in sales to asbestos abatement contractors and by the April 1999 closure of the Company’s Denver facility. This facility had 1999 revenues of approximately $353,000.

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

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash used in operations during 2001 of $422,000 resulted principally from the increase in accounts receivable and inventories, net of the increase of net earnings adjusted for depreciation and amortization. The increase in accounts receivable is attributed to higher sales in November and December 2001 versus 2000. Cash flow from operations for the entire year of 2002 is expected to be positive, although at any given point, it may be negative.

Cash requirements for non-operating activities during 2001 resulted primarily from the purchases of property and equipment. In addition, net working capital line of credit borrowings occurred primarily as a result of the higher levels of accounts receivable and inventory and purchases of fixed assets. The equipment purchases in 2001 were primarily costs associated with building the Company’s e-commerce solution and delivery vehicles.

The development of the Company’s e-commerce solution required a significant capital outlay in 2001. This solution, which could cost $100,000 to market and maintain in 2002, is expected to provide customers a more efficient method of doing business with Abatix and could provide some cost savings in the future, as well as expand the customer base.

In August 2001, the Company increased its working capital line of credit at a commercial lending institution from $7,000,000 to $8,000,000 to help fund additional working capital requirements due to higher sales. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of March 19, 2002, there are advances outstanding under this credit facility of $4,816,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,184,000 as of March 19, 2002. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of March 19, 2002, were $55,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (Statement) No. 141, “Business Combinations.” Statement No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of Statement No. 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for testing impairment of existing goodwill and other intangibles. Upon adoption of Statement 142, the Company will cease to amortize approximately $820,000 of goodwill. The Company recorded $110,540 of amortization on this goodwill during 2001 and would have recorded the same amount during 2002. In addition, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of Statement No. 142.

The Company expects to complete this impairment review during the first quarter of 2002. Based on preliminary calculations, the Company estimates it will record an impairment charge of approximately $820,000 (unaudited). Any charge resulting from this initial impairment test is considered transitional impairment and will be presented on the Consolidated Statement of Operations as a cumulative effect of change in accounting principle, net of applicable income taxes.

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

Critical Accounting Policies

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A summary of these policies is included in Note 1 of the Notes to the Consolidated Financial Statements. Certain policies require the Company to make significant and subjective estimates and assumptions which are sensitive to deviations from actual results. In particular, the Company makes estimates regarding future undiscounted cash flows from the use of long-lived assets, including goodwill, in assessing potential impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable. Since there were no events or changes in circumstances to indicate the carrying value of long-lived assets, including goodwill, were impaired, the Company recorded no adjustment to the carrying value of these assets. The Company does not expect events or circumstances to significantly change, thereby affecting the carrying value of long-lived assets with the possible exception of the implementation of Statement No. 142.

In addition, the Company has estimated the net realizable value of accounts receivable by evaluating the current pool of accounts receivable in light of past experience and current knowledge of its customer base. The Company believes the reserves recorded in the financial statements are adequate for potential credit losses. It is possible the accuracy of the estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time or if the health of the economy or the construction industry deteriorates.

Finally, the Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Since the Company’s working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk. Based on the Company’s debt at December 31, 2001 and 2000, an increase of 100 basis points in the United States prime rate would have negatively impacted the Company’s net earnings for the years then ended by $33,000 and $26,000, respectively.

Except for the historical information contained herein, the matters set forth in this form 10-K are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the long-term impact of the September 11, 2001, tragic events on the commercial construction and domestic preparedness markets, the impact of insurance coverage on mold remediation jobs, adverse weather conditions, inability to hire and train quality people, changes in interest rates, unavailability of products and strong competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price. Furthermore, lack of acceptance of our e-commerce solution or an impairment of goodwill resulting from the 1999 acquisitions could cause actual results to differ materially.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included under Item 14(a)(l) and (2) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None

PART III

Item 10. Directors and Executive Officers of the Registrant

This Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2001.

Item 11. Executive Compensation

This Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2001.

Item 13. Certain Relationships and Related Transactions

This Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2001.

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

(10)(a)(vi) Employment Agreement with Terry W. Shaver effective January 1, 2001. (10)(b)(vi) Employment Agreement with Gary L. Cox effective January 1, 2001.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 20th day of March, 2002.

ABATIX CORP.

By: /s/ Terry W. Shaver
    -------------------
Terry W. Shaver

President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signatures              Title                                           Date
----------              -----                                           ----

/s/ Terry W. Shaver     President, Chief Executive Officer              March 20, 2002
Terry W. Shaver         and Director (Principal Executive Officer)

/s/ Gary L. Cox         Executive Vice President,                       March 20, 2002
Gary L. Cox             Chief Operating Officer and Director

/s/ Daniel M. Birnley   Director                                        March 20, 2002
Daniel M. Birnley

/s/ Donald N. Black     Director                                        March 20, 2002
Donald N. Black

/s/ Eric A. Young       Director                                        March 20, 2002
Eric A. Young

/s/ Frank J. Cinatl     Vice President, Chief Financial Officer         March 20, 2002
Frank J. Cinatl, IV     and Director (Principal Accounting Officer)

ABATIX CORP. AND SUBSIDIARY

Index to Consolidated Financial Statements

                                                                                        Page
                                                                                        ----
Independent Auditors' Report                                                            F-2

Financial Statements:
  Consolidated Balance Sheets as of December 31, 2001 and 2000                          F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2001, 2000 and 1999                                                    F-4

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 2001, 2000 and 1999                                              F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999                                                    F-6

  Notes to Consolidated Financial Statements                                            F-7

Financial Statement Schedule:
  II - Valuation and Qualifying Accounts for the years ended
        December 31, 2001, 2000 and 1999                                                S-1

All other schedules have been omitted as the required information is inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Abatix Corp.:

We have audited the consolidated financial statements of Abatix Corp. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Corp. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
March 1, 2002

ABATIX CORP. AND SUBSIDIARY

Consolidated Balance Sheets December 31, 2001 and 2000

                                  Assets                                              2001                2000
                                  ------
                                                                                 ----------------     --------------
Current assets:
   Cash                                                                       $           13,843   $          5,678
   Trade accounts receivable, net of allowance for doubtful accounts of
     $447,037 in 2001 and $559,963 in 2000 (note 4)                                    7,452,983          6,371,419
   Inventories (note 4)                                                                6,170,810          5,124,727
   Prepaid expenses and other assets                                                     716,974            296,254
   Deferred income taxes (note 5)                                                        174,738            277,170
                                                                                 ----------------     --------------
       Total current assets                                                           14,529,348         12,075,248

Receivables from officers and employees                                                    7,676             14,933
Property and equipment, net (notes 3 and 4)                                              903,675            716,993
Deferred income taxes (note 5)                                                           115,781            197,180
Goodwill, net of accumulated amortization of $406,795 in 2001
      and $249,275 in 2000                                                               819,841            977,361
Other assets                                                                              64,850             60,722
                                                                                 ----------------     --------------
                                                                              $       16,441,171   $     14,042,437
                                                                                 ================     ==============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Current liabilities:
   Notes payable to bank (note 4)                                             $        5,358,513   $      4,334,852
   Accounts payable                                                                    2,163,379          2,418,470
   Accrued compensation                                                                  324,169            158,668
   Other accrued expenses                                                                757,431            499,119
                                                                                 ----------------     --------------
         Total current liabilities                                                     8,603,492          7,411,109
                                                                                 ----------------     --------------

Stockholders' equity (note 6):
   Preferred stock - $1 par value, 500,000 shares authorized; none issued                      -                  -
   Common stock - $.001 par value, 5,000,000 shares authorized; issued
     2,437,314 shares in 2001 and 2000                                                     2,437              2,437
   Additional paid-in capital                                                          2,574,560          2,574,560
   Retained earnings                                                                   7,518,024          6,311,673
   Treasury stock at cost, 726,166 common shares in 2001 and 2000
                                                                                      (2,257,342)        (2,257,342)
                                                                                 ----------------     --------------
       Total stockholders' equity                                                      7,837,679          6,631,328

Commitments and contingencies  (note 10)
                                                                                 ----------------     --------------
                                                                              $       16,441,171   $     14,042,437
                                                                                 ================     ==============
See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2001, 2000 and 1999

                                                                  2001                  2000                 1999
                                                             ----------------      ----------------     ----------------
Net sales                                                 $     54,726,290      $     47,986,591     $     44,576,180
Cost of sales                                                   39,342,062            35,004,764           32,358,985
                                                             ----------------      ----------------     ----------------
       Gross profit                                             15,384,228            12,981,827           12,217,195

Selling, general and administrative expenses                   (12,990,978)          (11,394,760)         (11,083,429)
                                                             ----------------      ----------------     ----------------
       Operating profit                                          2,393,250             1,587,067            1,133,766

Other income (expense):
   Interest expense                                               (380,139)             (561,826)            (386,856)
   Other, net                                                      (27,349)                2,372               13,009
                                                             ----------------      ----------------     ----------------
       Earnings before income taxes                              1,985,762             1,027,613              759,919

Income tax expense (note 5)                                       (779,411)             (429,699)            (298,461)
                                                             ----------------      ----------------     ----------------
       Net earnings                                       $      1,206,351      $        597,914     $        461,458
                                                             ================      ================     ================
Basic and diluted earnings per common share               $            .70      $            .35     $            .26
                                                             ================      ================     ================
Basic and diluted weighted average shares outstanding            1,711,148             1,711,148            1,779,029
                                                             ================      ================     ================
See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2001, 2000 and 1999

                                         Common Stock          Additional                      Treasury Stock
                                    -----------------------     Paid-in       Retained    --------------------------      Total
                                     Shares        Amount       Capital       Earnings     Shares        Amount          Equity
                                    ----------    ---------    -----------    ----------  ----------  --------------   ------------

Balance at December 31, 1998        2,413,814   $    2,414   $  2,498,508   $ 5,252,301     517,700 $   (1,566,067)  $   6,187,156

    Stock issued for the Purchase
    of Keliher Hardware (note 2)       23,500           23         76,052             -           -              -          76,075

    Purchase of treasury stock              -            -              -             -     185,700       (611,594)       (611,594)

    Stock received to repay debt
    from officer                            -            -              -             -      22,766        (79,681)        (79,681)

Net earnings                            -            -              -       461,458           -              -         461,458
                                    ----------    ---------    -----------    ----------  ----------  --------------   ------------
Balance at December 31, 1999        2,437,314        2,437      2,574,560     5,713,759     726,166     (2,257,342)      6,033,414

    Net earnings                            -            -              -       597,914           -              -         597,914
                                    ----------    ---------    -----------    ----------  ----------  --------------   ------------
Balance at December 31, 2000        2,437,314        2,437      2,574,560     6,311,673     726,166     (2,257,342)      6,631,328

    Net earnings                            -            -              -     1,206,351           -              -       1,206,351
                                    ----------    ---------    -----------    ----------  ----------  --------------   ------------
Balance at December 31, 2001        2,437,314   $    2,437   $  2,574,560   $ 7,518,024     726,166 $   (2,257,342)  $   7,837,679
                                    ==========    =========    ===========    ==========  ==========  ==============   ============
See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

                                                                      2001                 2000                 1999
                                                                -----------------    -----------------    -----------------
Cash flows from operating activities:
   Net earnings                                               $       1,206,351  $           597,914  $           461,458
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                      590,731              521,888              469,032
     Deferred income taxes                                              183,831              (93,929)            (116,798)
     Provision for losses on receivables                                 79,536               85,247              125,370
     Provision for obsolescence of inventory                            168,878               95,823               89,823
     Gain on disposal of assets                                         (19,158)              (5,974)             (19,609)
     Changes in operating assets and liabilities, net of
     business acquisitions:
       Receivables                                                   (1,161,100)             571,605             (413,178)
       Inventories                                                   (1,214,961)             172,805             (474,104)
       Refundable income taxes                                               -                87,986              (87,986)
       Prepaid expenses and other assets                               (420,720)              72,329               64,968
       Other assets, primarily deposits                                  (4,128)               6,251              (30,515)
       Accounts payable                                                (255,091)            (186,117)             556,542
       Accrued expenses                                                 423,813              (83,299)             (96,221)
                                                                -----------------    -----------------    -----------------
Net cash (used in) provided by operating activities                    (422,018)           1,842,529              528,782
                                                                -----------------    -----------------    -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                  (620,679)            (476,238)            (444,642)
   Proceeds from sale of property and equipment                          19,944               30,646               35,750
   Business acquisitions, net of cash acquired (note 2)                       -                    -           (2,160,574)
   Advances to officers and employees                                   (20,043)             (39,162)             (63,897)
   Collection of advances to officers and employees                      27,300               31,979               60,170
                                                                -----------------    -----------------    -----------------
Net cash used in investing activities                                  (593,478)            (452,775)          (2,573,193)
                                                                -----------------    -----------------    -----------------

Cash flows from financing activities:
   Purchase of treasury stock                                                 -                    -             (611,594)
   Borrowings on notes payable to bank                               17,226,585           14,137,514           19,927,926
   Repayments on notes payable to bank                              (16,202,924)         (15,628,383)         (17,389,125)
                                                                -----------------    -----------------    -----------------
Net cash provided by (used in) financing activities                   1,023,661           (1,490,869)           1,927,207
                                                                -----------------    -----------------    -----------------

Net increase (decrease) in cash                                           8,165             (101,115)            (117,204)
Cash at beginning of year                                                 5,678              106,793              223,997
                                                                -----------------    -----------------    -----------------
       Cash at end of year                                    $          13,843  $             5,678  $           106,793
                                                                =================    =================    =================
See accompanying notes to consolidated financial statements.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies

        (a) General
Abatix Corp. (“Abatix”) and subsidiary (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, the construction industry. At December 31, 2001, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        (c) Property and Equipment
Property and equipment are stated at cost. Depreciation is provided by the straight– line method over the estimated useful lives of the assets.

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

        (e) Revenue Recognition
Revenue is recognized when the goods are shipped. Shipping fees billed to customers are included in net sales. The costs related to this revenue which are included in selling, general and administrative expense, were $1,026,400, $965,019 and $826,634 for the years December 31, 2001, 2000 and 1999.

        (f) Earnings per Share
Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive potential common shares. As of December 31, 2001, 2000 and 1999, there were no dilutive securities outstanding. Basic earnings per share and diluted earnings per share amounts were equal for the years ended December 31, 2001, 2000, and 1999.

        (g) Statements of Cash Flows
For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2001 or 2000.

The Company paid interest of $393,602, $565,933 and $362,249 in 2001, 2000, and 1999, respectively, and income taxes of $524,176, $352,562 and $637,957 in 2001, 2000, and 1999, respectively.

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

        (j) New Accounting Standards
In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (Statement) No. 141, “Business Combinations.” Statement No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of Statement No. 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for testing impairment of existing goodwill and other intangibles. Upon adoption of Statement 142, the Company will cease to amortize approximately $820,000 of goodwill. The Company recorded $110,540 of amortization on this goodwill during 2001 and would have recorded the same amount during 2002. In addition, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of Statement No. 142.

The Company expects to complete this impairment review during the first quarter of 2002. Based on preliminary calculations, the Company estimates it will record an impairment charge of approximately $820,000 (unaudited). Any charge resulting from this initial impairment test is considered transitional impairment and will be presented on the Consolidated Statement of Operations as a cumulative effect of change in accounting principle, net of applicable income taxes.

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

(2)    Acquisition and Disposition of Assets

Effective January 1, 1999, the Company consummated an asset purchase agreement with Keliher Hardware Company, a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, is an industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $975,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company’s $.001 par value common stock at a value of $3.45 per share and $35,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, results of Keliher’s operations are included in the Company’s consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over three years. At December 31, 2001, the Keliher acquisition goodwill is fully amortized.

On April 6, 1999, the Company closed its Denver sales and distribution center. The Denver facility had sales of $353,000 for the year ended December 31, 1999. Expenses related to the closing of this location were not material.

Effective June 1, 1999, the Company consummated an asset purchase agreement with North State Supply Co. of Phoenix, an Arizona corporation, pursuant to which the Company assumed the operations of North State, a construction supply distributor. The estimated fair value of the assets acquired was approximately $1,800,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $785,000) and approximately $2,100,000 in cash. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of North State’s operations are included in the Company’s consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over ten years.

(3)     Property and Equipment

Property and equipment consists of the following at December 31, 2001 and 2000:

                                                Estimated
                                               Useful Life            2001              2000
                                             ----------------     --------------    --------------

Furniture and equipment                        3 - 8 years     $      2,439,216  $      2,512,994
Transportation equipment                       3 - 5 years              462,807           523,743
Leasehold improvements                         3 - 5 years              164,476           153,966
                                                                  --------------    --------------
                                                                      3,066,499         3,190,703
Less accumulated depreciation and
   amortization                                                       2,162,824         2,473,710
                                                                  --------------    --------------
Net property and equipment                                     $        903,675  $        716,993
                                                                  ==============    ==============
(4)    Notes Payable to Bank

At December 31, 2001, the Company had two lines of credit with a bank. The working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000, up to a maximum of $8,000,000. Under this formula, the Company had the ability to borrow $7,689,000 at December 31, 2001, of which approximately $5,277,000 was used. A capital equipment facility provides for individual borrowings, aggregating up to $550,000, at 80 percent of the purchased equipment’s cost. At December 31, 2001, the Company had borrowed approximately $81,000 on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate. As of December 31, 2001 and 2000, the Company’s rate of interest on these agreements was 4.75 percent and 9.5 percent, respectively. These credit facilities are secured by accounts receivable, inventories and equipment.

(5)    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 consists of:

                                                      2001               2000               1999
                                                 ---------------    ---------------    ---------------
  Current:
     Federal                                  $     494,613      $      424,224     $      342,903
     State                                          100,967              99,404             72,355
  Deferred:
     Federal                                        156,256             (77,366)           (88,946)
     State                                           27,575             (16,563)           (27,851)
                                                 ---------------    ---------------    ---------------

 Total income tax expense                     $     779,411      $      429,699     $      298,461
                                                 ===============    ===============    ===============
A reconciliation of expected federal income tax expense (based on the U.S. corporate income tax rate of 34 percent) to actual income tax expense for the years ended December 31, 2001, 2000 and 1999 follows:

                                                        2001               2000               1999
                                                   ---------------     --------------     --------------

  Expected income tax expense                   $      675,159     $        349,388   $         258,372
  State income taxes, net of related federal
     tax benefit                                        94,214               65,536              29,373
  Nondeductible meals, entertainment expense            15,609               15,402              10,667
  Other                                                 (5,571)                (627)                 49
                                                   ---------------     --------------     --------------
  Actual income tax expense                     $      779,411     $        429,699   $         298,461
                                                   ===============     ==============     ==============
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 follow:

                                                              2001               2000
                                                         ---------------    ---------------
Deferred tax assets:
     Allowance for doubtful accounts                 $       178,815     $       223,985
     Inventory reserve                                       136,993              73,587
     Goodwill, due to differences in amortization
         periods                                              38,970             150,666
     Property and equipment, principally due to
         differences in depreciation                          76,811              46,514
                                                         ---------------    ---------------
         Total gross deferred tax assets                     431,589             494,752

Deferred tax liabilities - prepaid expenses                 (141,070)            (20,402)
                                                         ---------------    ---------------
         Net deferred tax assets                     $       290,519     $       474,350
                                                         ===============    ===============
Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets. Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

(6)    Stockholders' Equity

The Board of Directors has authorized the acquisition of up to 726,500 shares of the Company’s common stock. As of February 28, 2002, the Company has acquired 726,166 shares and does not intend to acquire any additional shares for the foreseeable future. Included in these shares is a block of 102,600 shares purchased in March 1999, a block of 51,000 shares purchased in October 1999, and 22,766 shares received from an officer of the Company in January 1999 as payment for monies owed to the Company of $79,681. All of these shares are held as treasury shares.

(7)    Benefit Plans

The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company to deduct and contribute a portion of their compensation to the plan. The Company may also, at its discretion, match a portion of employee contributions to the plan. Contributions by the Company to the 401(k) plan aggregated $50,046, $46,346 and $42,366 during 2001, 2000 and 1999, respectively.

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

                                                             Abatix                 IESI                Totals
                                                         ----------------     -----------------    ------------------
                         2001
     ----------------------------------------------
     Sales from external customer                           $52,461,190          $2,265,100          $54,726,290
     Intersegment sales                                               -             566,315              566,315
     Interest expense                                           380,139                   -              380,139
     Depreciation and amortization                              586,873               3,858              590,731
     Segment profit                                           1,725,611             281,622            2,007,233
     Segment assets                                          16,175,026             631,150           16,806,176
     Capital expenditures                                       620,679                   -              620,679

                         2000
     ----------------------------------------------
     Sales from external customers                          $44,145,042          $3,841,549          $47,986,591
     Intersegment sales                                               -             579,733              579,733
     Interest income                                                689                   -                  689
     Interest expense                                           561,826                   -              561,826
     Depreciation and amortization                              514,538               7,350              521,888
     Segment profit                                             661,051             362,239            1,023,290
     Segment assets                                          13,705,980             439,444           14,145,424
     Capital expenditures                                       474,700               1,538              476,238

                         1999
     ----------------------------------------------
     Sales from external customers                          $42,146,862          $2,429,318          $44,576,180
     Intersegment sales                                               -             876,734              876,734
     Interest income                                                573                   -                  573
     Interest expense                                           386,856                   -              386,856
     Depreciation and amortization                              461,924               7,108              469,032
     Segment profit                                             478,441             292,862              771,303
     Segment assets                                          15,141,406             712,996           15,854,402
     Capital expenditures                                       439,941               4,701              444,642
Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                      2001                 2000                 1999
                                                -----------------    -----------------    -----------------
    Profit for reportable segments                   $2,007,233         $  1,023,290        $     771,303
    Elimination of intersegment
      profits                                           (21,471)               4,323              (11,384)
                                                -----------------    -----------------    -----------------
    Earnings before income taxes                     $1,985,762         $  1,027,613        $     759,919
                                                =================    =================    =================

    Total assets for reportable
      segments                                      $16,806,176          $14,145,424          $15,854,402
    Elimination of intersegment assets                 (365,005)            (102,987)            (649,594)
                                                -----------------    -----------------    -----------------
    Total assets                                    $16,441,171          $14,042,437          $15,204,808
                                                =================    =================    =================
The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During 2001, 2000 and 1999, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 49 percent, 37 percent, and 43 percent of consolidated net sales in 2001, 2000, and 1999, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, one product class accounted for approximately 14 percent, 13 percent, and 16 percent of net sales in 2001, 2000, and 1999, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

(10)    Commitments and Contingencies

The Company leases warehouse and office facilities under long-term noncancelable operating leases expiring at various dates through November 2006. The following is a schedule of future minimum lease payments under these leases as of December 31, 2001:

       2002                   $        1,001,538
       2003                              867,821
       2004                              822,187
       2005                              313,007
       2006                              109,685
                                  ----------------
                              $        3,114,238
                                  ================
Rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $1,016,209, $950,199 and $776,435, respectively.

The Company has employment agreements with three key employees, all of which expire in 2002. The agreements provide for minimum aggregate cash compensation in 2002 of $414,500.

(11)     Selected Quarterly Data (unaudited)

                                                           Quarter
                             ---------------------------------------------------------------------
                                  First            Second            Third            Fourth            Total
                             ---------------- ----------------- ----------------- ---------------- -----------------
2001
----------------------------
Net sales                        $12,132,882       $14,782,809       $14,569,000      $13,241,599       $54,726,290
Gross profit                       3,387,469         4,019,440         4,103,185        3,874,134        15,384,228
Operating profit                     457,541           719,418           731,638          484,653         2,393,250
Net earnings                         196,073           368,279           382,936          259,063         1,206,351
Basic and diluted
   earnings per
   common share                          .11               .22               .22              .15               .70

2000
----------------------------
Net sales                        $11,361,744       $13,220,965       $12,353,517      $11,050,365       $47,986,591
Gross profit                       3,169,854         3,566,964         3,332,820        2,912,189        12,981,827
Operating profit                     232,444           647,973           517,994          188,656         1,587,067
Net earnings                          52,307           301,903           223,304           20,400           597,914
Basic and diluted
   earnings per
   common share                          .03               .18               .13              .01               .35

Schedule II

ABATIX CORP. AND SUBSIDIARY

Valuation and Qualifying Accounts
Years ended December 31, 2001, 2000 and 1999

                                                                         Additions
                                                      Balance at         charged to
                                                     beginning of        costs and                                                 Balance at
                                                         year             expenses          Other           Deductions             end of year
                                                     --------------    --------------   -------------    ---------------           ------------
Year ended December 31:
   Allowance for Doubtful Accounts:
       2001                                       $        559,963             79,536               -            192,462    A   $      447,037
                                                     ==============    ===============   =============    ===============          ============

       2000                                       $        616,678             85,247               -            141,962    A   $      559,963
                                                     ==============    ===============   =============    ===============          ============

       1999                                       $        514,696            125,370               -             23,388    A   $      616,678
                                                     ==============    ===============   =============    ===============          ============

   Inventory Reserve:
       2001                                       $        288,409            168,878               -             65,362    C   $      391,925
                                                     ==============    ===============   =============    ===============          ============

       2000                                       $        205,222             95,823               -             12,636    C   $      288,409
                                                     ==============    ===============   =============    ===============          ============

       1999                                       $         69,321             89,823         109,993  B          63,915    C   $      205,222
                                                     ==============    ===============   =============    ===============          ============
A Represents the write-off of uncollectible accounts.
B Represents the reserve required to state inventory acquired from Keliher at fair value.
C Represents the write-off of obsolete inventory.