Form 10-Q
period 2002-03-31
ABATIX CORP
filed 2002-05-14
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 and 15(d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No

Common stock outstanding at May 6, 2002 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,
	2002	December 31,
Assets	(Unaudited)	2001
Current assets:
Cash	$14,307	$13,843
Trade accounts receivable, net of allowance for
doubtful accounts of $447,836 in 2002
and $447,037 in 2001	7,929,407	7,452,983
Inventories	6,268,376	6,170,810
Prepaid expenses and other current assets	421,255	716,974
Deferred income taxes	234,548	174,738
Total current assets	14,867,893	14,529,348

Receivables from officers and employees	4,837	7,676
Property and equipment, net	956,062	903,675
Deferred income taxes	444,395	115,781
Goodwill, net of accumulated amortization
of $406,795 in 2001	-	819,841
Other assets	76,742	64,850
	$16,349,929	$16,441,171

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable to bank	$4,539,205	$5,358,513
Accounts payable	3,165,755	2,163,379
Accrued compensation	318,917	324,169
Other accrued expenses	765,445	757,431
Total current liabilities	8,789,322	8,603,492

Stockholders' equity:
Preferred stock - $1 par value, 500,000 shares
authorized; none issued	-	-
Common stock - $ .001 par value, 5,000,000 shares
authorized; 2,437,314 shares issued in 2002 and
2001	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	7,240,952	7,518,024
Treasury stock at cost, 726,166 common shares
in 2002 and 2001	(2,257,342)	(2,257,342)
Total stockholders' equity	7,560,607	7,837,679
	$16,349,929	$16,441,171

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2002		2001
Net sales	$13,950,623		$12,132,882
Cost of sales	9,927,230		8,745,413
Gross profit	4,023,393		3,387,469

Selling, general and administrative expenses	3,621,709		2,929,928
Operating profit	401,684		457,541

Other expense:
Interest expense	57,211		91,771
Other, net	(1,696)		38,981
Earnings before income taxes	346,169		326,789

Income tax expense	131,300		130,716
Earnings before cumulative effect of change
in accounting principle	214,869		196,073

Cumulative effect of change in accounting
principle, net of tax of $327,900 (note 1)	(491,941)		-
Net (loss) earnings	$(277,072	) $	196,073

Basic and diluted earnings per common share:
Earnings before cumulative effect of change in
accounting principle	$.13		$.11
Cumulative effect of change in accounting
principle	(.29)		-
Net (loss) earnings	$(.16	) $	.11
Basic and diluted weighted average shares
outstanding (note 2)	1,711,148		1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

		Three Months Ended March 31,
		2002		2001
Cash flows from operating activities:
Net (loss) earnings	$	( 277,072	) $	196,073
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Cumulative effect of change in accounting principle		819,841		-
Depreciation and amortization		110,679		140,435
Provision for losses on receivables		19,987		17,699
Provision for obsolescence of inventory		32,526		30,565
Deferred income taxes		(388,424)		(8,296)
Gain on sale of assets		-		(11,350)
Changes in operating assets and liabilities:
Receivables		(496,411)		(1,217,049)
Inventories		(130,092)		(691,697)
Prepaid expenses and other current assets		295,719		16,313
Other assets, primarily deposits		(11,892)		8,412
Accounts payable		1,002,376		1,383,302
Accrued expenses		2,762		149,130
Net cash provided by operating activities		979,999		13,537

Cash flows from investing activities:
Purchase of property and equipment		(163,066)		(49,286)
Proceeds from sale of property and equipment		-		11,350
Advances to officers and employees		(981)		(9,015)
Collection of advances to officers and employees		3,820		17,116
Net cash used in investing activities		(160,227)		(29,835)

Cash flows from financing activities:
Borrowings on notes payable to bank		3,218,939		3,436,937
Repayments on notes payable to bank		(4,038,247)		(3,398,045)
Net cash (used in) provided by financing activities		(819,308)		38,892

Net increase in cash		464		22,594
Cash at beginning of period		13,843		5,678
Cash at end of period		$14,307		$28,272

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, the construction industry. Sales to the environmental industry includes sales to asbestos and lead abatement, mold remediation and hazardous materials contractors. At March 31, 2002, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

In the first quarter of 2002, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets.” Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for annual impairment testing of existing goodwill and other intangibles. Upon adoption of Statement No. 142, the Company ceased amortizing goodwill and performed an impairment review of its goodwill balance. Based on the review performed, the Company recorded an impairment charge for the full amount of $819,841, net of an income tax benefit of $327,900. The following table shows the Company’s net earnings excluding the goodwill impairment in 2002 and goodwill amortization in 2001.

	Three Months Ended March 31,
	2002	2001
Reported net (loss) earnings	$(277,072)	$196,073
Goodwill amortization, net of tax	-	23,628
Cumulative effect of change of accounting
principle, net of tax	491,941	-
Adjusted net earnings	$214,869	$219,701

(2)  Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month periods ended March 31, 2002 and 2001, there were no dilutive securities outstanding.

(3)  Supplemental Information for Statements of Cash Flows

The Company paid interest of $59,983 and $96,943 in the three months ended March 31, 2002 and 2001, respectively, and income taxes of $171,202 and $102,403 in the three months ended March 31, 2002 and 2001, respectively.

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

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2001. The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant noncash items.

	Abatix	IESI	Totals
March 31, 2002
Sales from external customers	$13,480,280	$470,343	$13,950,623
Intersegment sales	-	92,559	92,559
Interest expense	57,211	-	57,211
Depreciation and amortization	109,685	994	110,679
Segment profit	318,990	81,560	400,550
Segment assets	16,135,190	732,136	16,867,326
Capital expenditures	163,066	-	163,066

March 31, 2001
Sales from external customers	$11,669,094	$463,788	$12,132,882
Intersegment sales	-	142,285	142,285
Interest expense	91,771	-	91,771
Depreciation and amortization	139,326	1,109	140,435
Segment profit	371,700	92,830	464,530
Segment assets	15,552,227	525,731	16,077,958
Capital expenditures	49,286	-	49,286

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	March 31,
	2002	2001
Profit for reportable segments	$400,550	$464,530
Elimination of intersegment profits	1,134	(6,989)
Operating profit	$401,684	$457,541

Total assets for reportable segments	$16,867,326	$16,077,958
Elimination of intersegment assets	(517,397)	(268,124)
Total assets	$16,349,929	$15,809,834

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 2002 and 2001, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 52 percent and 39 percent of consolidated net sales in those periods, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, three product classes accounted for greater than 10 percent of sales for the first quarter of 2002. One product class accounted for approximately 13 percent of net sales during the three months ended March 31, 2002 and 2001. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price. Another product class accounted for 12 percent of sales during the three months ended March 31, 2002 and March 31, 2001, respectively. These products are purchased from Asia, however there are several non-Asian sources for the product line. The last product class accounts for 12 percent and 4 percent of net sales during the three months ended March 31, 2002 and March 31, 2001, respectively. The sales of this product line are cyclical in nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended March 31, 2002 Compared to Three Month Period Ended March 31, 2001.

Consolidated net sales for the three months ended March 31, 2002, increased 15 percent to $13,951,000 from $12,133,000 in 2001. The Abatix operating segment net sales grew 16 percent to $13,480,000 in 2002 and the IESI operating segment net sales increased 1 percent to $470,000 in 2002. The increase in revenue from 2001 is primarily attributable to the spreading awareness of toxic molds in homes and buildings throughout the U.S.

Gross profit in the first quarter of 2002 of $4,023,000 increased 19 percent from gross profit in 2001 of $3,387,000 primarily due to increased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2002 and 28 percent for 2001. Although overall margins are expected to remain at their current levels in 2002, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first three months of 2002 of $3,622,000 increased 24 percent from 2001 expenses of $2,930,000. These expenses increased due to higher labor costs partly in anticipation of continued growth. Selling, general and administrative expenses were 26 percent of sales for 2002 and 24 percent of sales for 2001. Selling, general and administrative expenses are expected to be in the 25 to 26 percent range for the year ended December 31, 2002.

Interest expense of $57,000 decreased $35,000 from 2001 interest expense of $92,000 primarily due to lower interest rates. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

The net loss for the three months ended March 31, 2002 of $227,000 or $.16 per share decreased $473,000 from net earnings of $196,000 or $.11 per share for the same period in 2001. The decrease in net earnings from 2001 is due to the implementation of FASB Statement No. 142.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during the first three months of 2002 of $980,000 resulted principally from an increase in accounts payable and net earnings adjusted for non cash charges, partially offset by an increase in accounts receivable. The increase in accounts payable is a result of the increased stocking levels necessary to handle the increased revenues in the first quarter and to prepare for the normal increase in business activity during the summer months. The increase in accounts receivable is a result of an increase in first quarter 2002 sales as compared to first quarter 2001. Cash flow from operations for the entire year of 2002 is expected to be positive, although at any given point, it may be negative.

Cash used in non-operating activities during the first three months of 2002 resulted primarily from payments of notes payable to the bank. In addition, the Company purchased $163,000 of fixed assets consisting of autos, computers and furniture.

The Company maintains an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of April 29, 2002, there are advances outstanding under this credit facility of $4,583,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,417,000 as of April 29, 2002. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of April 29, 2002 were $52,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate.

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

Except for the historical information contained herein, the matters set forth in this release are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the long term impact of the September 11, 2001, tragic events on the commercial construction and domestic preparedness markets, the long term impact of insurance coverage on mold remediation jobs, adverse weather conditions, inability to hire and train quality people, changes in interest rates and strong competition. In addition, further increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

ABATIX CORP. AND SUBSIDIARY

PART II
Other Information

Item 1. Legal Proceedings- None

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.

ABATIX CORP. (Registrant)

Date: May 13, 2002	By: /s/Frank J. Cinatl, IV
Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
Principal Accounting Officer)