Form 10-Q
period 2002-06-30
ABATIX CORP
filed 2002-08-12
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 and 15(d)
of the Securities Exchange Act of 1934

For the quarter ended June 30, 2002

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

   Yes  X    No

Common stock outstanding at August 9, 2002 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,
	2002	December 31,
Assets	(Unaudited)	2001
Current assets:
Cash	$14,400	$13,843
Trade accounts receivable, net of allowance for
doubtful accounts of $459,276 in 2002
and $447,037 in 2001	9,456,656	7,452,983
Inventories	6,324,217	6,170,810
Prepaid expenses and other current assets	365,009	716,974
Deferred income taxes	279,738	174,738
Total current assets	16,440,020	14,529,348

Receivables from employees	4,220	7,676
Property and equipment, net	1,265,557	903,675
Deferred income taxes	450,781	115,781
Goodwill, net of accumulated amortization
of $406,795 in 2001	-	819,841
Other assets	76,742	64,850
	$18,237,320	$16,441,171

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable to bank	$5,302,672	$5,358,513
Accounts payable	3,632,978	2,163,379
Accrued compensation	395,003	324,169
Other accrued expenses	948,839	757,431
Total current liabilities	10,279,492	8,603,492

Stockholders' equity:
Preferred stock - $1 par value, 500,000 shares
authorized; none issued	-	-
Common stock - $ .001 par value, 5,000,000 shares
authorized; 2,437,314 shares issued in 2002 and
2001	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	7,638,173	7,518,024
Treasury stock at cost, 726,166 common shares
in 2002 and 2001	(2,257,342)	(2,257,342)
Total stockholders' equity	7,957,828	7,837,679
	$18,237,320	$16,441,171
See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$15,943,861	$14,782,809	$29,894,484	$26,915,691
Cost of sales	11,301,523	10,763,369	21,228,753	19,508,782
Gross profit	4,642,338	4,019,440	8,665,731	7,406,909

Selling, general and administrative expenses	3,945,774	3,300,022	7,567,483	6,229,950
Operating profit	696,564	719,418	1,098,248	1,176,959

Other (income) expense:
Interest expense	52,896	95,746	110,107	187,517
Other, net	(153)	1,095	(1,849)	40,076
Earnings before income taxes	643,821	622,577	989,990	949,366

Income tax expense	246,600	254,298	377,900	385,014
Earnings before cumulative effect of change
in accounting principle	397,221	368,279	612,090	564,352
Cumulative effect of change in accounting
principle, net of tax of $327,900 (note 1)	-	-	491,941	-
Net earnings	$397,221	$368,279	$120,149	$564,352

Basic and diluted earnings per common share:
Earnings before cumulative effect of change in
accounting principle	$.23	$.22	$.36	$.33
Cumulative effect of change in accounting
principle, net of tax	-	-	( .29)	-
Net earnings	$.23	$.22	$.07	$.33

Basic and diluted weighted average shares
outstanding (note 2)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$120,149	$564,352
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	819,841	-
Depreciation and amortization	229,357	281,814
Provision for losses on receivables	43,106	39,196
Provision for obsolescence of inventory	70,577	66,094
Deferred income taxes	(440,000)	14,142
Gain on sale of assets	-	(10,638)
Changes in assets and liabilities:
Receivables	(2,046,779)	(3,336,170)
Inventories	(223,984)	(1,927,459)
Prepaid expenses and other current assets	351,965	(22,996)
Other assets, primarily deposits	(11,892)	8,412
Accounts payable	1,469,599	1,928,846
Accrued expenses	262,242	554,231
Net cash provided by (used in) activities	(644,181)	(1,840,176)

Cash flows from investing activities:
Purchase of property and equipment	(591,239)	(256,216)
Proceeds from sale of property and equipment	-	11,425
Advances to employees	(3,681)	(11,108)
Collection of advances to employees	7,137	24,974
Net cash used in investing activities	(587,783)	(230,925)

Cash flows from financing activities:
Borrowings on notes payable to bank	7,417,593	8,097,780
Repayments on notes payable to bank	(7,473,434)	(6,016,687)
Net cash (used in) provided by financing activities	(55,841)	2,081,093

Net increase in cash	557	9,992
Cash at beginning of period	13,843	5,678
Cash at end of period	$14,440	$15,670

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, to the construction industry. At June 30, 2002, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q. As such, they are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net earnings	$397,221	$368,279	$120,149	$564,352
Goodwill amortization, net of tax	-	23,628	-	47,256
Cumulative effect of change of accounting
principle, net of tax	-	-	491,941	-
Adjusted net earnings	$397,221	$391,907	$612,090	$611,6081
Basic and diluted earnings per common share:
Reported net earnings	$.22	$.22	$.07	$.33
Goodwill amortization, net of tax	-	.01	-	.03
Cumulative effect of change in accounting
principle, net of tax	-	-	.29	-
Adjusted net earnings	$.23	$.23	$.36	$.36

(2)  Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month and six-month periods ended June 30, 2002 and 2001, there were no potentially dilutive securities outstanding.

(3)  Supplemental Information for Statements of Cash Flows

The Company paid interest of $114,649 and $188,194 in the six months ended June 30, 2002 and 2001, respectively, and income taxes of $347,502 and $225,603 in the six months ended June 30, 2002 and 2001, respectively.

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

Three Months Ended
June 30, 2002	Abatix	IESI	Totals
Sales from external customers	$15,403,207	$540,654	$15,943,861
Intersegment sales	-	134,813	134,813
Interest expense	52,896	-	52,896
Depreciation and amortization	117,795	883	118,678
Segment profit	596,203	106,690	702,893
Segment assets	17,986,035	723,394	18,709,429
Capital expenditures	428,173	-	428,173

Three Months Ended
June 30, 2001	Abatix	IESI	Totals
Sales from external customers	$14,166,722	$616,087	$14,782,809
Intersegment sales	-	136,271	136,271
Interest expense	95,746	-	95,746
Depreciation and amortization	140,508	872	141,380
Segment profit	597,150	125,716	722,866
Segment assets	18,633,329	580,262	19,213,591
Capital expenditures	206,930	-	206,930

Six Months Ended
June 30, 2002	Abatix	IESI	Totals
Sales from external customers	$28,883,487	$1,010,997	$29,894,484
Intersegment sales	-	227,372	227,372
Interest expense	110,107	-	110,107
Depreciation and amortization	227,480	1,877	229,357
Segment profit	915,193	188,250	1,103,443
Segment assets	17,986,035	723,394	18,709,429
Capital expenditures	591,239	-	591,239

Six Months Ended
June 30, 2001	Abatix	IESI	Totals
Sales from external customers	$25,835,816	$1,079,875	$26,915,691
Intersegment sales	-	278,556	278,556
Interest expense	187,517	-	187,517
Depreciation and amortization	279,883	1,981	281,814
Segment profit	968,850	218,546	1,187,396
Segment assets	18,633,329	580,262	19,213,591
Capital expenditures	256,216	-	256,216

Below is a reconciliation of (i) total segment profit to operating profits before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Profit for reportable segments	$702,893	$722,866	$1,103,443	$1,187,396
Elimination of intersegment profits	(6,329)	(3,448)	(5,195)	(10,437)
Earnings before income taxes	$696,564	$719,418	$1,098,248	$1,176,959
Total assets for reportable segments			$18,709,429	$19,213,591
Elimination of intersegment assets			(472,109)	(42,632)
Total assets			$18,237,320	$19,170,959

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 2002 and 2001, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 55 percent and 45 percent of consolidated net sales in those periods, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, two product classes accounted for more than 10 percent of sales. One product class accounted for approximately 14 percent and 13 percent of net sales during the six months ended June 30, 2002 and 2001, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price. Another product class accounted for approximately 12 percent of net sales during the six months ended June 30, 2002 and 2001, respectively. These products are purchased from Asia, however there are several non-Asian sources for the product line.

ABATIX CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended June 30, 2002 Compared to Three Month Period Ended June 30, 2001.

Consolidated net sales for the three months ended June 30, 2002, increased 8 percent to $15,944,000 from $14,783,000 in 2001. The Abatix operating segment net sales grew 9 percent to $15,403,000 in 2002 and the IESI operating segment net sales decreased 12 percent to $541,000 in 2002. The increase in revenue is primarily attributable to the expanding awareness of toxic molds in homes and buildings throughout the U.S., partially offset by a decline in revenues to the construction and industrial manufacturing industries.

Gross profit in the second quarter of 2002 of $4,642,000 increased 16 percent from gross profit in 2001 of $4,019,000 due to increased sales volume and increased gross margin rates due to changes in the sales mix. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent and 27 percent for 2002 and 2001, respectively.

Selling, general and administrative expenses for the second three months of 2002 of $3,946,000 increased 20 percent over 2001 expenses of $3,300,000. The increase in selling, general and administrative expenses is due primarily to increased labor costs in anticipation of continued growth. These expenses were 25 percent and 22 percent of sales for 2002 and 2001 respectively.

Interest expense of $53,000 decreased approximately $43,000 from 2001 interest expense of $96,000. Lower interest rates in 2002 contributed to reduced interest expense in the current year. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the three months ended June 30, 2002, of $397,000, or $.23 per share, increased $29,000 from net earnings of $368,000, or $.22 per share, for the same period in 2001. The increase in net earnings is primarily due to increased sales volume and lower interest expense, partially offset by higher general and administrative expenses.

Six Month Period Ended June 30, 2002 Compared to Six Month Period Ended June 30, 2001.

Consolidated net sales for the six months ended June 30, 2002, increased 11 percent to $29,894,000 from $26,916,000 in 2001. The Abatix operating segment net sales grew 12 percent to $28,883,000 in 2002 and the IESI operating segment net sales decreased 6 percent to $1,011,000 in 2002. The increase in revenue is primarily attributable to the expanding awareness of toxic molds in homes and buildings throughout the U.S., partially offset by a decline in revenues to the construction and industrial manufacturing industries.

Gross profit in the first six months of 2002 of $8,666,000 increased 17 percent from gross profit in 2001 of $7,407,000 due to increased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2002 and 28 percent for 2001. Although overall margins are expected to remain in the 28 to 29 percent range in 2002, competitive pressures or substantial changes in product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first six months of 2002 of $7,567,000 increased 22 percent over 2001 expenses of $6,230,000. The increase in selling, general and administrative expenses is due primarily to increased labor costs in anticipation of continued growth. These expenses were 25 percent of sales for 2002 and 23 percent of sales for 2001. Selling, general and administrative expenses are expected to be approximately 25 percent of sales for the year ended December 31, 2002.

Interest expense of $110,000 decreased $78,000 from 2001 interest expense of $188,000. Lower interest rates in 2002 contributed to reduced interest expense in the current year. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the six months ended June 30, 2002, of $120,000 or $.07 per share, decreased $444,000 from net earnings of $564,000, or $.33 per share, for the same period in 2001. The decrease in net earnings is primarily due to the implementation of FASB Statement No. 142.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during the first six months of 2002 of $644,000 resulted from the increase in accounts payable and net earnings adjusted for non-cash charges, partially offset by an increase in accounts receivable. Cash flow from operations for the entire year of 2002 is expected to be positive, although at any given point, it may be negative.

Cash used in non-operating activities during the first six months of 2002 resulted primarily from payments of notes payable to the bank. In addition, the Company purchased $591,000 of fixed assets consisting of autos, computers, furniture and leasehold improvements for the Los Angeles facility.

The Company maintains an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of August 2, 2002, there are advances outstanding under this credit facility of $5,264,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $2,736,000 as of August 2, 2002. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of August 2, 2002, were $131,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate less 25 basis points.

Management believes the Company’s current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months. In the event the Company pursues acquisitions and is unable to use its common stock as payment or opens additional locations, the Company might need to negotiate with a lender to secure additional borrowings to finance such activities.

Except for the historical information contained herein, the matters set forth in this Form 10-Q are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the continued long-term impact of the September 11, 2001, tragic events on the commercial construction and domestic preparedness markets, the long-term impact of insurance coverage on mold remediation jobs, adverse weather conditions, inability to hire and train quality people or retain current personnel, changes in interest rates and strong competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

ABATIX CORP. AND SUBSIDIARY

PART II
Other Information

Item 1. Legal Proceedings- None

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits - (99)(1) - Certification of Chief Financial Officer
                                  (99)(2) - Certification of Chief Executive Officer

             (b) Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.

ABATIX CORP. (Registrant)

Date: August 9, 2002	By: /s/Frank J. Cinatl, IV
Frank J. Cinatl, IV
(Vice President and Chief Financial
Officer of Registrant
Principal Accounting Officer)