Form 10-Q
period 2002-09-30
ABATIX CORP
filed 2002-11-12
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 and 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 30, 2002

Commission file number 1-10184

ABATIX CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-1908110
(I.R.S. Employer Identification number)

8201 Eastpoint Drive, Suite 500 Dallas, Texas 75227
(Address of principal executive offices)

Registrant's telephone number, including area code:(214) 381-1146

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                 Yes X   No

Common stock outstanding at November 8, 2002 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,
	2002	December 31,
Assets	(Unaudited)	2001
Current assets:
Cash	$14,263	$13,843
Trade accounts receivable, net of allowance for
doubtful accounts of $426,910 in 2002
and $447,037 in 2001	9,586,954	7,452,983
Inventories	6,064,958	6,170,810
Prepaid expenses and other current assets	610,453	716,974
Deferred income taxes	231,738	174,738
Total current assets	16,508,366	14,529,348

Receivables from officers and employees	3,092	7,676
Property and equipment, net	1,166,004	903,675
Deferred income taxes	382,781	115,781
Goodwill, net of accumulated amortization
of $406,795 in 2001	-	819,841
Other assets	76,742	64,850
	$18,136,985	$16,441,171

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable to bank	$5,907,895	$5,358,513
Accounts payable	2,697,986	2,163,379
Accrued compensation	498,344	324,169
Other accrued expenses	582,900	757,431
Total current liabilities	9,687,125	8,603,492

Stockholders' equity:
Preferred stock - $1 par value, 500,000 shares
authorized; none issued	-	-
Common stock - $ .001 par value, 5,000,000 shares
authorized; 2,437,314 shares issued in 2002 and 2001	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,130,205	7,518,024
Treasury stock at cost, 726,166 common shares
in 2002 and 2001	(2,257,342)	(2,257,342)
Total stockholders' equity	8,449,860	7,837,679
	$18,136,985	$16,441,171

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$16,302,440	$14,569,000	$46,196,924	$41,484,691
Cost of sales	11,526,237	10,465,815	32,754,990	29,974,597
Gross profit	4,776,203	4,103,185	13,441,934	11,510,094

Selling, general and administrative expenses	3,900,378	3,371,547	11,467,861	9,601,497
Operating profit	875,825	731,638	1,974,073	1,908,597

Other (income) expense:
Interest expense	63,549	116,574	173,656	304,091
Other, net	1,044	(1,757)	(805)	38,319
Earnings before income taxes	811,232	616,821	1,801,222	1,566,187

Income tax expense	319,200	233,885	697,100	618,899
Earnings before cumulative effect of change
in accounting principle	492,032	382,936	1,104,122	947,288
Cumulative effect of change in accounting
principle, net of tax of $327,900 (note 1)	-	-	491,941	-
Net earnings	$492,032	$382,936	$612,181	$947,288

Basic and diluted earnings per common share:
Earnings before cumulative effect of change in
accounting principle	$.29	$.22	$.65	$.55
Cumulative effect of change in accounting
principle, net of tax	-	-	(.29)	-
Net earnings	$.29	$.22	$.36	$.55

Basic and diluted weighted average shares
outstanding (note 2)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$612,181	$947,288
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	819,841	-
Depreciation and amortization	350,974	433,965
Provision for losses on receivables	109,039	60,319
Provision for obsolescence of inventory	111,685	125,386
Deferred income taxes	(324,000)	132,150
Gain on sale of assets	1,315	(12,258)
Changes in assets and liabilities:
Receivables	(2,243,010)	(3,062,256)
Inventories	(5,833)	(1,381,040)
Prepaid expenses and other current assets	106,521	(235,095)
Other assets, primarily deposits	(11,892)	(4,128)
Accounts payable	534,607	197,715
Accrued expenses	(356)	411,299
Net cash provided by (used in) operating activities	61,072	(2,386,655)

Cash flows from investing activities:
Purchase of property and equipment	(614,618)	(393,339)
Proceeds from sale of property and equipment	-	13,045
Advances to officers and employees	(4,290)	(16,168)
Collection of advances to officers and employees	8,874	25,212
Net cash used in investing activities	(610,034)	(371,250)

Cash flows from financing activities:
Borrowings on notes payable to bank	11,955,693	13,096,460
Repayments on notes payable to bank	(11,406,311)	(10,323,263)
Net cash provided by financing activities	549,382	2,773,197

Net increase in cash	420	15,292
Cash at beginning of period	13,843	5,678
Cash at end of period	$14,263	$20,970

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation, General and Business

Abatix Corp.(“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, to the construction industry. At September 30, 2002, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net earnings	$492,032	$382,936	$612,181	$947,288
Goodwill amortization, net of tax	-	23,628	-	70,884
Cumulative effect of change of accounting
principle, net of tax	-	-	491,941	-
Adjusted net earnings	$492,032	$406,564	$1,104,122	$1,018,172
Basic and diluted earnings per common share:
Reported net earnings	$.29	$.22	$.36	$.55
Goodwill amortization, net of tax	-	.01	-	.04
Cumulative effect of change in accounting
principle, net of tax	-	-	.29	-
Adjusted net earnings	$.29	$.23	$.65	$.59

(2)   Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month and nine-month periods ended September 30, 2002 and 2001, there were no potentially dilutive securities outstanding.

(3)   Supplemental Information for Statements of Cash Flows

The Company paid interest of $172,838 and $301,739 in the nine months ended September 30, 2002 and 2001, respectively, and income taxes of $823,199 and $399,803 in the nine months ended September 30, 2002 and 2001, respectively.

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

Three Months Ended
September 30, 2002	Abatix	IESI	Totals
Sales from external customers	$15,736,718	$565,722	$16,302,440
Intersegment sales	-	130,096	130,096
Interest expense	63,549	-	63,549
Depreciation and amortization	120,893	724	121,617
Segment profit	742,908	130,536	873,444
Segment assets	17,709,168	781,720	18,490,888
Capital expenditures	21,309	2,070	23,379

Three Months Ended
September 30, 2001	Abatix	IESI	Totals
Sales from external customers	$13,902,619	$666,381	$14,569,000
Intersegment sales	-	186,415	186,415
Interest expense	116,574	-	116,574
Depreciation and amortization	151,268	883	152,151
Segment profit	593,737	154,810	748,547
Segment assets	17,897,471	638,780	18,536,251
Capital expenditures	137,123	-	137,123

Nine Months Ended
September 30, 2002	Abatix	IESI	Totals
Sales from external customers	$44,620,205	$1,576,719	$46,196,924
Intersegment sales	-	357,468	357,468
Interest expense	173,656	-	173,656
Depreciation and amortization	348,373	2,601	350,974
Segment profit	1,658,101	318,786	1,976,887
Segment assets	17,709,168	781,720	18,490,888
Capital expenditures	612,548	2,070	614,618

Nine Months Ended
September 30, 2001	Abatix	IESI	Totals
Sales from external customers	$39,738,435	$1,746,256	$41,484,691
Intersegment sales	-	464,971	464,971
Interest expense	304,091	-	304,091
Depreciation and amortization	431,101	2,864	433,965
Segment profit	1,562,587	373,356	1,935,943
Segment assets	17,897,471	638,780	18,536,251
Capital expenditures	393,339	-	393,339

Below is a reconciliation of (i) total segment profit to operating profits before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Profit for reportable segments	$873,444	$748,547	$1,976,887	$1,935,943
Elimination of intersegment profits	2,381	(16,909)	(2,814)	(27,346)
Operating profit before income taxes	$875,825	$731,638	$1,974,073	$1,908,597
Total assets for reportable segments			$18,490,888	$18,536,251
Elimination of intersegment assets			(353,903)	(164,315)
Total assets			$18,136,985	$18,371,936

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the nine months ended September 30, 2002 and 2001, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 56 percent and 48 percent of consolidated net sales in those periods, respectively. A reduction in spending on environmental projects, including mold remediation projects, could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, two product classes accounted for more than 10 percent of sales. One product class accounted for approximately 14 percent of net sales during the nine months ended September 30, 2002 and 2001. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price. Another product class accounted for approximately 11 percent of net sales during the nine months ended September 30, 2002 and 2001. These products are purchased from Asia, however there are several non-Asian sources for the product line.

ABATIX CORP. AND SUBSIDIARY

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2002 Compared to Three Month Period Ended September 30, 2001.

Consolidated net sales for the three months ended September 30, 2002, increased 12 percent to $16,302,000 from $14,569,000 in 2001. The Abatix operating segment net sales grew 13 percent to $15,737,000 in 2002 and the IESI operating segment net sales decreased 15 percent to $566,000 in 2002. The increase in revenue is primarily attributable to the expanding awareness of toxic molds in homes and buildings throughout the U.S., partially offset by a decline in revenues to the construction and industrial manufacturing industries.

Gross profit in the third quarter of 2002 of $4,776,000 increased 16 percent from gross profit in 2001 of $4,103,000 due to increased sales volume and increased gross margin rates due to changes in the sales mix. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent and 28 percent for 2002 and 2001, respectively.

Selling, general and administrative expenses for the third quarter of 2002 of $3,900,000 increased 16 percent over 2001 expenses of $3,372,000. The increase in selling, general and administrative expenses is due primarily to increased labor costs in anticipation of continued growth. These expenses were 24 percent and 23 percent of sales for 2002 and 2001 respectively.

Interest expense of $64,000 decreased approximately $53,000 from 2001 interest expense of $117,000. Lower interest rates in 2002 contributed to reduced interest expense in the current period. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the three months ended September 30, 2002, of $492,000, or $.29 per share, increased $109,000 from net earnings of $383,000, or $.22 per share, for the same period in 2001. The increase in net earnings is primarily due to increased sales volume and lower interest expense, partially offset by higher general and administrative expenses.

Nine Month Period Ended September 30, 2002 Compared to Nine Month Period Ended September 30, 2001.

Consolidated net sales for the nine months ended September 30, 2002, increased 11 percent to $46,197,000 from $41,485,000 in 2001. The Abatix operating segment net sales grew 12 percent to $44,620,000 in 2002 and the IESI operating segment net sales decreased 10 percent to $1,577,000 in 2002. The increase in revenue is primarily attributable to the expanding awareness of toxic molds in homes and buildings throughout the U.S., partially offset by a decline in revenues to the construction and industrial manufacturing industries.

Gross profit in the first nine months of 2002 of $13,442,000 increased 17 percent from gross profit in 2001 of $11,510,000 due to increased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2002 and 28 percent for 2001. Although overall margins are expected to remain in the 28 to 29 percent range in 2002, competitive pressures or substantial changes in product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first nine months of 2002 of $11,468,000 increased 19 percent over 2001 expenses of $9,601,000. The increase in selling, general and administrative expenses is due primarily to increased labor costs in anticipation of continued growth. These expenses were 25 percent of sales for 2002 and 23 percent of sales for 2001. Selling, general and administrative expenses are expected to be approximately 25 percent of sales for the year ended December 31, 2002.

Interest expense of $174,000 decreased $130,000 from 2001 interest expense of $304,000. Lower interest rates in 2002 contributed to reduced interest expense in the current year. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the nine months ended September 30, 2002, of $612,000 or $.36 per share, decreased $335,000 from net earnings of $947,000, or $.55 per share, for the same period in 2001. The decrease in net earnings is primarily due to the implementation of FASB Statement No. 142.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during the first nine months of 2002 of $61,000 resulted from the increase in net earnings adjusted for non-cash charges, and accounts payable, partially offset by an increase in accounts receivable. Cash flow from operations for the entire year of 2002 is expected to be positive, although at any given point, it may be negative.

Cash used in non-operating activities during the first six months of 2002 resulted primarily from payments of notes payable to the bank. In addition, the Company purchased $615,000 of fixed assets consisting of autos and computers and, primarily for the Los Angeles facility, furniture and leasehold improvements.

The Company maintains an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of November 1, 2002, there are advances outstanding under this credit facility of $5,526,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $2,474,000 as of November 1, 2002. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of November 1, 2002, were $120,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate less 25 basis points.

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

Except for the historical information contained herein, the matters set forth in this Form 10-Q are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the continued long-term impact of the September 11, 2001, tragic events on the commercial construction, industrial manufacture and domestic preparedness markets, the long-term impact of insurance coverage on mold remediation jobs, adverse weather conditions, inability to hire and train quality people or retain current personnel, changes in interest rates and strong competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4.    Controls and Procedures

  Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the the Company's managment, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.
  There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ABATIX CORP. (Registrant)

Date: November 8, 2002	By: /s/Frank J. Cinatl, IV
Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Frank J. Cinatl, IV, certify that:

  I have reviewed this quarterly report on Form 10-Q of Abatix Corp.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002
/s/Frank J. Cinatl, IV
Name: Frank J. Cinatl, IV
Title: Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Terry W. Shaver, certify that:

  I have reviewed this quarterly report on Form 10-Q of Abatix Corp.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002
/s/Terry W. Shaver
Name: Terry W. Shaver
Title: President and Chief Executive Officer

Exhibit 99(1)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, Frank J. Cinatl, IV, Chief Financial Officer of Abatix Corp. (the “Company”) has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “Report”).

The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 8th day of November, 2002.

/s/Frank J. Cinatl, IV
Name: Frank J. Cinatl, IV
Title: Vice President and Chief Financial Officer of Registrant

Exhibit 99(2)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, Terry W. Shaver, Chief Executive Officer of Abatix Corp. (the “Company”) has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “Report”).

The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 8th day of November, 2002.

/s/Terry W. Shaver
Name: Terry W. Shaver
Title: President and Chief Executive Officer