Form 10-K
period 2002-12-31
ABATIX CORP
filed 2003-03-27
CIK 845779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1,711,148 shares of common stock, $.001 par value, were issued and outstanding on March 13, 2003.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on March 13, 2003 (an aggregate of 841,048 shares out of a total of 1,711,148 shares outstanding at that time) was $5,517,275 computed by reference to the closing bid price of $6.56 on March 13, 2003.

Portions of the Registrant's proxy statement for its 2003 Annual Meeting of Stockholders are incorporated into Part III, herein, by this reference thereto.

PART I

Item 1. Business

(a)     Development of Business

Abatix Corp. (the "Company") markets and distributes personal protection and safety equipment and durable and nondurable supplies predominantly to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, to the construction industry. The Company, through its wholly owned subsidiary, International Enviroguard Systems, Inc. (“IESI”), imports disposable clothing sold through not only the Company’s distribution channels, but also other distribution companies not in direct competition with Abatix.

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

Effective January 1, 1999, the Company consummated an Asset Purchase Agreement with Keliher Hardware Company, a California corporation, pursuant to which the Company assumed the operations of Keliher. Keliher, based in Los Angeles, California, was an industrial supply distributor, primarily for the construction and industrial markets. The estimated fair value of the assets acquired was approximately $975,000. The aggregate purchase price was settled with the assumption of certain liabilities (approximately $900,000), the issuance of 23,500 shares of the Company’s $.001 par value common stock at a value of $3.45 per share and the remainder in cash. This acquisition has been accounted for using the purchase method.

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

The Company intends to expand and diversify the revenue base through the continued diversification of the customer base, hiring additional personnel, adding product lines and additional acquisitions, if appropriate. Furthermore, the Company maintains an e-commerce solution, including on-line ordering, to help solidify relationships with the existing customer base and expand its geographic presence.

(b)   Financial Information About Operating Segments

Information about the Company's operating segments is included in the Notes to the Consolidated Financial Statements at Item 14.

(c)   Narrative Description of Business

Based on 2002 sales, approximately 55 percent of the Company's products are sold to environmental contractors, 17 percent to construction related firms, 15 percent to the industrial safety market and 13 percent to other firms. The Company believes a majority of its sales for the foreseeable future will continue to be made to environmental contractors and considers its relationship with its customers to be excellent.

Environmental Industry

Asbestos Abatement Industry

Between 1900 and the early 1970's, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries. In the mid-1980‘s it was estimated that in the United States, approximately 20 percent of all buildings, excluding residences and schools, contained friable asbestos-containing materials that were brittle, readily crumble and were susceptible to the release of asbestos dust. Various diseases, such as asbestosis, lung cancer and mesothelioma, have been linked to the exposure to airborne asbestos. Through medical studies, the public has become aware of the diseases associated with asbestos.

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

Lead Abatement Industry

The hazards of lead-based paint have been known for many years; however, the federal and state regulations requiring identification, disclosure and cleanup have been minimal. In early 1996, the Environmental Protection Agency (“EPA”) and the Department of Housing and Urban Development unveiled rules regarding lead-based paint in the residential markets. These rules give homebuyers the right to test for lead-based paint before any contracts are signed. In addition, although a landlord or home seller is not required to test for lead-based paint, the rules do require disclosure of a known lead hazard.

Many asbestos abatement contractors added lead abatement to their range of services in an attempt to enter a market considered being in its infancy. The asbestos abatement contractors bring equipment, a trained labor force and experience working in a regulatory environment to the lead abatement industry.

Despite legislative impetus and continued awareness of health related hazards associated with lead-based paint, the budgetary constraints and the lack of improvement in the industrial sectors continue to limit the number of these projects.

Mold Remediation Industry

Although mold remediation has been around for years, litigation over the past several years surrounding the health hazards of human exposure to mold has created public awareness and is forcing property owners and the construction industry to deal with the problem. To grow, mold needs moisture, a carbon source (wood, plasterboard, natural fibers, or any organic matter), lack of air movement and little to no light. The energy crisis in the 1970‘s inspired many energy efficiency programs, including the building of structures that promoted less air movement. When a moisture source is introduced, the conditions are ripe for mold growth.

Although there are approximately 100,000 species of fungi, about 100 are considered to be pathogenic to humans. Currently, the regulations concerning mold levels or remediation are few. Although there has been some discussion at the EPA and state government levels about defining the level of mold spores considered to be hazardous, no rules have been adopted.

Many asbestos and lead abatement contractors added mold remediation to their range of services. In addition, restoration contractors added mold remediation to their range of services. The Company had very few sales to restoration contractors before the heightened awareness of mold. In late 2000, the Company began to see high levels of activity from this industry. The growth in this industry continued into the early part of the fourth quarter of 2002, but has since slowed significantly. This slowdown has occurred primarily because insurance laws changed to eliminate or limit the insurance companies’ exposure to mold liabilities, resulting in fewer jobs available. The Company expects a decline in year over year sales for 2003 to this industry.

Construction Tools Supply Industry

Besides the normal hand and power tools, and associated consumable parts, supplied to the construction industry, the EPA and Occupational Safety and Health Administration (“OSHA”) have also established certain rules and regulations governing the protection of the environment and the protection of workers in this industry.

Currently, the Company supplies the construction tools industry in its Las Vegas, Los Angeles, and Phoenix facilities and on a limited basis from its other facilities. This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets. The real estate industry has declined since the events of September 11, 2001, but has stabilized over the past year. The Company anticipates this industry to remain stable for the foreseeable future.

Industrial Safety Industry

The EPA and OSHA have established numerous rules and regulations governing environmental protection and worker safety and health. The demand for supplies and equipment by U.S. businesses and governments to meet these rules and regulations has resulted in the creation of a multi-billion dollar industry.

As research identifies the degree of environmental or health risk associated with various substances and working conditions, new rules and regulations can be expected. These actions inevitably will require more expenditure for supplies and equipment for handling, remediation and disposal of hazardous substances and the creation of safe living and working conditions. However, potentially offsetting these gains are manufacturing automation, productivity improvements and movement of labor intensive operations offshore.

Geographic Distribution of Business

The Company distributes over 24,000 industrial, construction tool, personal protection, safety and hazardous waste remediation products to over 5,000 customers primarily located in the Southwest, Midwest and Pacific Coast.

The Company maintains sales, distribution and warehouse centers in Los Angeles and San Francisco, California, in Dallas and Houston, Texas, in Phoenix, Arizona, in Las Vegas, Nevada, and in Seattle, Washington.

Equipment and Supplies

An estimated 37 percent of the Company’s current year sales were environmental products and 33 percent were safety products, while construction tools and supplies accounted for 19 percent. The remaining 11 percent of sales were miscellaneous products used by environmental contractors, construction contractors and industrial manufacturing facilities.

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns, customer inquiries and industry experiences. The Company maintains an inventory of disposable products and commodities as well as low cost equipment items. Approximately 72 percent and 75 percent of the Company’s sales for 2002 and 2001, respectively, are of disposable items and commodity products, which are sold to customers at unit prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company currently does not manufacture or lease any products. On a very limited scale, the Company provides warranty repair on certain equipment. The Company distributes, on a limited basis, disposable items under its own private label.

Except with regard to certain specialty equipment associated with environmental remediation activities such as filtration, vacuum and pressure differential systems, many of the Company’s products can be used interchangeably within many of the industries it supplies. Equipment distributed by the Company includes manufacturers’ product descriptions and instructions pertaining to use.

Marketing

The Company’s marketing program is conducted by its sales representatives, as well as by senior management and the leaders at each of its operating facilities. The sales representatives are compensated by a combination of salary and/or commission, which is based upon negotiated sales standards.

The Company maintains 24-hours-a-day/7-days-a-week telephone service for its customers and typically delivers supplies and equipment within two days of the receipt of an order. The Company is prepared to provide products on an expedited basis in response to requests from customers who require immediate deliveries because their work is performed during non-business hours, involves substantial costs because of the specialized labor crews involved or may arise on short notice as a result of exigent conditions.

The Company also has a web site, www.abatix.com, which allows customers to place orders on-line. Currently the web site has approximately 5,000 products. In addition to on-line ordering, the web site has current industry and Company information.

Backlog

Substantially all the Company’s products are shipped to customers within 48 hours following receipt of the order; therefore backlog is not material to the Company’s operations.

Inflation

The inflation rate for the U.S. economy has been relatively low over the past several years, with the 2002 inflation rate being 1.9 percent. The 2003 inflation rate is projected to be in the 2 to 3 percent range. The Company believes inflation has not been a substantial concern nor will inflation have a material impact to the Company’s operations or profitability in the near term, if it remains stable.

Over the past several years, the Company has battled deflation in the cost of many of its products, resulting in the sale of more units to generate an equivalent dollar sales volume. Deflation in some of our products is expected in 2003. However, there have been price increases in our plastic products in early 2003. The Company anticipates it will be able to pass along increases in product costs to its customers in the form of higher selling prices, thereby having little effect on product margins.

Environmental Impact

The Company distributes a variety of products in the environmental industry which require the Company to maintain Material Safety Data Sheets (“MSDS”) on file. These MSDS inform purchasers and users of any potential hazards which could occur if the products spilled or leaked. Although the Company provides no assurance, it reviews all products that could have a potential for environmental hazards and tries to ensure the products are safe for on site storage and distribution. The Company currently distributes no products it believes would create an environmental hazard if leaked or spilled and has safety procedures in place to minimize any impact if such an event occurred.

Seasonality

Historically, the environmental supply business has been seasonal as a result of the substantial amount of work performed in educational facilities during the summer months or during other vacation periods when the weather is generally more conducive to construction. The Company believes seasonality is not a major characteristic in the non-educational or private sector, which includes the industrial, commercial and residential markets. In addition to the private sector environmental business, the Company’s expansion of the construction and industrial safety supply markets has mitigated most seasonal impacts of government environmental projects on the Company’s sales. Historically, the Company generates 23 percent, 27 percent, 27 percent and 23 percent of its sales in the first, second, third and fourth quarters, respectively.

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

Competition

The environmental supply, industrial safety and construction tools supply businesses are highly competitive. These markets are served by a limited number of large national firms as well as many regional and local firms, none of which can be characterized as controlling the market. The Company competes on the basis of product availability, variety and quality. In addition, the Company competes on delivery, credit arrangements and price. Substantial regulatory or economic barriers to entry do not characterize the Company’s business. Furthermore, additional companies could enter any of these industries and may have greater financial, marketing and technical resources than the Company.

Employees

As of February 28, 2003, the Company employed a total of 130 full time, non-union employees including 3 executive officers, 23 managers, 64 administrative and marketing personnel and 40 clerical and warehouse personnel. The Company believes relations with its employees are excellent.

Item 2.   Description of Properties

The Company’s headquarters are located in Dallas, Texas and occupy approximately 8,100 square feet of leased general office space. This lease expires in February 2005. As of December 31, 2002, the seven distribution facilities lease a total of 172,766 square feet of general office and warehouse space. These facilities range in size from 9,090 square feet to 31,675 with leases expiring between August 2004 and April 2007.

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
	Common Stock
	Bid Price
2001	High	Low
First Quarter	$1.84	$1.06
Second Quarter	2.30	1.76
Third Quarter	3.40	1.87
Fourth Quarter	6.25	2.90

2002
First Quarter	$5.89	$3.68
Second Quarter	6.96	5.00
Third Quarter	5.70	4.46
Fourth Quarter	6.84	4.26

       On March 13, 2003, the closing bid price for the common stock was $6.56.

  As of March 13, 2003, the approximate number of holders of record of the Company's common stock was 500.
  The Company has never paid cash dividends on its common stock. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial conditions, tax laws and other relevant factors.

Item 6. Selected Financial Data

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors’ report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

	Year Ended December 31,
	2002	2001	2000	1999	1998
Selected Operating Results:
Net sales	$59,801	$54,726	$47,987	$44,576	$37,684
Gross profit	$17,437	$15,384	$12,982	$12,217	$10,837
Earnings before cumulative effect
of change in accounting principle	$1,345	$1,206	$598	$461	$1,167
Cumulative effect of change in accounting principle [a]	(492)	-	-	-	-
Net earnings bc	$853	$1,206	$598	$461	$1,167
Basic and diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$.79	$.70	$.35	$.26	$.60
Cumulative effect of change in accounting principle[a]	(.29)	-	-	-	-
Net earningsbc	$.50	$.70	$.35	$.26	$.60
Basic and diluted weighted average shares outstanding	1,711	1,711	1,711	1,779	1,934

	2002	2001	2000	1999	1998
Selected Balance Sheet Data:
Current assets	$15,579	$14,529	$12,075	$13,220	$9,918
Current liabilities	8,439	8,603	7,411	9,171	4,408
Total assets	17,130	16,441	14,042	15,204	10,596
Total liabilities	8,439	8,603	7,411	9,171	4,408
Retained earnings	8,371	7,518	6,312	5,714	5,252
Stockholders' equity	8,691	7,838	6,631	6,033	6,187

a The cumulative effect of change in accounting principle resulted from the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets.” See Item 7 for further details.

b The 2001 and 2002 results include the increase in sales related to the affects of Tropical Storm Allison in Texas. In addition, the Company, primarily in the Texas markets, experienced a significant growth in sales related to the increased awareness of toxic molds in homes and buildings.

c The 1999 results include the closure of the Company’s Denver facility which occurred in April 1999. In addition, the 1999 results include the acquisitions of Keliher Hardware in January 1999 and North State Supply Co. of Phoenix in June 1999. See Item 1 for further details.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated net sales for the year ended December 31, 2002, increased 9 percent to $59,801,000 from $54,726,000 in 2001. The Abatix operating segment net sales grew 10 percent to $57,774,000 in 2002 and the IESI operating segment net sales decreased 10 percent to $2,027,000 in 2002. The increase in revenue at Abatix is primarily attributable to the expanding awareness of toxic molds in homes and buildings throughout the U.S., partially offset by a decline in revenues to the construction and industrial manufacturing industries. The decrease in IESI revenue is due to the exit from a distribution channel during the second quarter of 2001.

The growth in sales to the restoration industry, including mold remediation, continued into the early part of the fourth quarter of 2002, but has since slowed significantly. This slowdown has occurred primarily because insurance laws changed to eliminate or limit the insurance companies’ exposure to mold liabilities, resulting in fewer jobs available. The Company expects a decline in year over year sales for 2003 to this industry.

Gross profit for 2002 of $17,437,000 increased 13 percent from gross profit in 2001 of $15,384,000 due to increased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2002 and 28 percent for 2001. Although overall margins are expected to remain at their current levels in 2003, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for 2002 of $15,000,000 increased 15 percent over 2001 expenses of $12,991,000. The increase in selling, general and administrative expenses is due primarily to increased labor costs in anticipation of continued growth. These expenses were 25 percent and 24 percent of sales for 2002 and 2001, respectively. Selling, general and administrative expenses are expected to be in the 24 to 25 percent range for 2003.

Interest expense of $231,000 decreased $149,000 from 2001 interest expense of $380,000 primarily due to lower interest rates. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

In the first quarter of 2002, the Company implemented FASB Statement No. 142. Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for annual impairment testing of existing goodwill and other intangibles. Upon adoption of Statement No. 142, the Company ceased amortizing goodwill and performed an impairment review of its goodwill balance. Based on the review performed, the Company recorded an impairment charge for the full amount of $819,841, net of an income tax benefit of $327,900.

Net earnings for the year ended December 31, 2002, of $853,000 or $.50 per share decreased $353,000 from net earnings of $1,206,000 or $.70 per share in 2001. The decrease in net earnings is primarily due to the implementation of FASB Statement No. 142.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated net sales for the year ended December 31, 2001, increased 14 percent to $54,726,000 from $47,987,000 in 2000. The Abatix operating segment net sales grew 19 percent to $52,461,000 in 2001 and the IESI operating segment net sales decreased 41 percent to $2,265,000 in 2001. Sales were significantly impacted by the increasing awareness of toxic molds in homes and buildings and by the cleanup from the effects of Tropical Storm Allison on the Houston area. The decrease in IESI sales was due to the exit from a distribution channel during the second quarter of 2001.

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

Net earnings for the year ended December 31, 2001, of $1,206,000 or $.70 per share increased $608,000 from net earnings of $598,000 or $.35 per share in 2000. The increase in net earnings was primarily due to the higher sales volume and lower interest expense, partially offset by the higher general and administrative costs.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during 2002 of $1,055,000 resulted from net earnings adjusted for non-cash charges and an increase in accounts payable, partially offset by an increase in accounts receivable. Cash flow from operations for the entire year of 2003 is expected to be positive, although at any given point, it may be negative.

Cash requirements for non-operating activities during 2002 resulted primarily from the purchases of property and equipment. In addition, net working capital line of credit borrowings occurred primarily as a result of the higher levels of accounts receivable and inventory and purchases of fixed assets. The equipment purchases in 2002 consisted of autos and computers and, primarily for the Los Angeles facility, furniture and leasehold improvements.

The Company has an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of March 13, 2003, there are advances outstanding under this credit facility of $4,206,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,794,000 as of March 13, 2003. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of March 13, 2003, were $104,000. Both credit facilities are payable on demand and bear a variable rate of interest tied to the prime rate.

Management believes the Company’s current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months. In the event the Company pursues additional acquisitions and is unable to use its common stock as payment, the Company might need to negotiate with a lender to secure additional borrowings to be used to acquire another company’s assets.

New Accounting Standards

In April 2002, the FASB issued Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this standard relating to the recession of Statement No. 4 applies to periods beginning after May 15, 2002. All other provisions are effective for all transactions entered into after May 15, 2002. The adoption of this Statement has had no impact on the Company.

In June 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement currently has had no impact on the Company.

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends Statement No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Statement No. 148 permits two additional transition methods for entities that adopt the fair value based method. These methods allow Companies to avoid the ramp-up effect arising from prospective application of the fair value based method. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this Statement has had no impact on the Company.

Critical Accounting Policies

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A summary of these policies is included in Note 1 of the Notes to the Consolidated Financial Statements.

Certain policies require the Company to make significant and subjective estimates and assumptions which are sensitive to deviations from actual results. In particular, the Company makes estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable. Since there were no events or changes in circumstances to indicate the carrying value of long-lived assets were impaired, the Company recorded no adjustment to the carrying value of these assets. The Company does not expect events or circumstances to significantly change, thereby affecting the carrying value of long-lived assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Since the Company’s working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk. Based on the Company’s debt at December 31, 2002 and 2001, an increase of 100 basis points in the United States prime rate would have negatively impacted the Company’s net earnings for the years then ended by $30,000 and $33,000, respectively.

Except for the historical information contained herein, the matters set forth in this Form 10-K are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the continued long-term impact of the September 11, 2001, tragic events on the markets we serve, public and private spending on domestic preparedness, the long-term impact of insurance coverage on mold remediation jobs, adverse weather conditions, inability to hire and train quality people or retain current personnel, changes in interest rates and strong competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

Item 7B. Controls and Procedures

  Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which would be required to be included in the Company's Exchange Act filings.
  There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included under Item 14(a)(l) and (2) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

This Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2002.

Item 11. Executive Compensation

This Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2002.

Item 13. Certain Relationships and Related Transactions

This Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2002.

PART IV

Item 14. Exhibits, Financial 2Statement Schedules and Reports on Form 8-K

(a)	1 and 2. Consolidated Financial Statements and Financial Statement Schedule

The consolidated financial statements and financial statement schedule listed on the index to consolidated financial statements on page F-l are filed as part of this Form l0-K.

(b)	Reports on Form 8-K
None

(c)	Exhibits

(2)(a)	Agreement of Merger filed as Exhibit (2) to the Registration Statement on Form S-18, filed January 11, 1989, and herein incorporated by reference.

(2)(b)	Asset Purchase Agreement filed as Exhibit (2)(b) to the Report on Form 8-K, filed October 19, 1992, and herein incorporated by reference.

(2)(c)	Asset Purchase Agreement for Keliher Hardware Company filed as exhibit (2)(c) to the Report on Form 10-K for the year ended December 31, 1998, and herein incorporated by reference.

(2)(d)	Asset Purchase Agreement for North State Supply Co. of Phoenix filed with Report on Form 8-K on June 15, 1999, and herein incorporated by reference.

(3) (a)(1)	Certificate of Incorporation filed as Exhibit (3)(a)(1) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(i)(a) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995, and herein incorporated by reference.

(3)(a)(2)	Certificate of Amendment of Certificate of Incorporation filed as Exhibit (3)(a)(2) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(i)(b) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995, and herein incorporated by reference.

(3)(a)(3)	Certificate of Amendment of Certificate of Incorporation filed as Exhibit (3)(i)(c) to the Form 10-Q for the quarter ended December 31, 1995, filed November 9, 1995; filed electronically as Exhibit 3(i)(c) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995, and herein incorporated by reference.

(3)(b)	Bylaws filed as Exhibit (3)(b) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(ii) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995, and herein incorporated by reference.

(4)(a)	Specimen Certificate of Common Stock filed as Exhibit (4)(a) to the Registration Statement on Form S-18, filed January 8, 1989, and herein incorporated by reference.

(4)(b)	Specimen of Redeemable Common Stock Purchase Warrant filed as Exhibit (4)(b) to the Registration Statement on Form S-18, filed February 9, 1989, and herein incorporated by reference.

(10)(a)(v)	Employment Agreement with Terry W. Shaver effective January 1, 2003.*

(10)(b)(v)	Employment Agreement with Gary L. Cox effective January 1, 2003.*

(10)(e)(iii)	Demand Credit Facility with Comerica Bank-Texas extension, renewal and increase dated September 22, 1994 filed as Exhibit (10)(e)(iii) to the Report on Form 10-K for the year ended December 31, 1994, and herein incorporated by reference.

(22)	Information Statement dated September 1, 1995 filed as Exhibit (22) to the Report on Form 10-K for the year ended December 31, 1995, and herein incorporated by reference.

(23)	Consent of Independent Auditors.*

(99)(a)	Certification of Chief Financial Officer.*

(99)(b)	Certification of Chief Executive Officer.*

* Filed herewith as part of the Company's electronic filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 20th day of March, 2003.

ABATIX CORP. (Registrant)
By: /s/ Terry W. Shaver
Terry W. Shaver
President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Terry W. Shaver	President, Chief Executive Officer	March 20, 2003
Terry W. Shaver	and Director (Principal Executive Officer)

/s/ Gary L. Cox	Executive Vice President,	March 20, 2003
Gary L. Cox	Chief Operating Officer and Director

/s/ Daniel M. Birnley	Director	March 20, 2003
Daniel M. Birnley

/s/ Donald N. Black	Director	March 20, 2003
Donald N. Black

/s/ Eric A. Young	Director	March 20, 2003
Eric A. Young

/s/ Frank J. Cinatl	Vice President, Chief Financial Officer	March 20, 2003
Frank J. Cinatl, IV	and Director (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Frank J. Cinatl, IV, certify that:

  I have reviewed this annual report on Form 10-K of Abatix Corp.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") ; and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 20, 2003
By: /s/ Frank J. Cinatl, IV
Name: Frank J. Cinatl, IV
Title: Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Terry W. Shaver, certify that:

  I have reviewed this annual report on Form 10-K of Abatix Corp.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") ; and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 20, 2003
/s/ Terry W. Shaver
Name: Terry W. Shaver
Title: President and Chief Executive Officer

ABATIX CORP. AND SUBSIDIARY

Index to Consolidated Financial Statements

All other schedules have been omitted as the required information is inapplicable.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Corp. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(i), the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in 2002.

KPMG LLP

Dallas, Texas
March 4, 2003

ABATIX CORP AND SUBSIDIARY

Consolidated Balance Sheets
Years ended December 31, 2002, 2001

Assets	2002	2001
Current assets:
Cash	$19,642	$13,843
Trade accounts receivable, net of allowance for
doubtful accounts of $390,910 in 2002
and $447,037 in 2001 (note 3)	8,392,300	7,452,983
Inventories (note 3)	6,165,125	6,170,810
Prepaid expenses and other current assets	786,190	716,974
Deferred income taxes (note 4)	216,170	174,738
Total current assets	15,579,427	14,529,348

Receivables from officers and employees	1,275	7,676
Property and equipment, net (notes 2 and 3)	1,091,915	903,675
Deferred income taxes (note 4)	380,544	115,781
Goodwill, net of accumulated amortization
of $406,795 in 2001 (note 1)	-	819,841
Other assets	76,742	64,850
	$17,129,903	$16,441,171

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable to bank (note 3)	$4,963,203	$5,358,513
Accounts payable	2,537,847	2,163,379
Accrued compensation	322,518	324,169
Other accrued expenses	615,475	757,431
Total current liabilities	8,439,043	8,603,492

Stockholders' equity: (note 5)
Preferred stock - $1 par value, 500,000 shares
authorized; none issued	-	-
Common stock - $ .001 par value, 5,000,000 shares
authorized; 2,437,314 shares issued in 2002 and 2001	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,371,205	7,518,024
Treasury stock at cost, 726,166 common shares
in 2002 and 2001	(2,257,342)	(2,257,342)
Total stockholders' equity	8,690,860	7,837,679
Committments and contingencies (note 9)
	$17,129,903	$16,441,171

See accompanying notes to consolidated financial statements.

ABATIX CORP AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Net sales	$59,801,175	$54,726,290	$47,986,591
Cost of sales	42,364,236	39,342,062	35,004,764
Gross profit	17,436,939	15,384,228	12,981,827

Selling, general and administrative expenses	(14,999,741)	(12,990,978)	(11,394,760)
Operating profit	2,437,198	2,393,250	1,587,067
Other income (expense):
Interest expense	(230,605)	(380,139)	(561,826)
Other, net	2,212	(27,349)	2,372
Earnings before income taxes	2,208,805	1,985,762	1,027,613

Income tax expense (note 4)	(863,683)	(779,411)	(429,699)
Earnings before cumulative effect of change
in accounting principle	1,345,122	1,206,351	597,914
Cumulative effect of change in accounting
principle, net of tax of $327,900 (note 1)	(491,941)	-	-
Net earnings	$853,181	$1,206,351	$597,914

Basic and diluted earnings per common share:
Earnings before cumulative effect of change in
accounting principle	$.79	$.70	$.35
Cumulative effect of change in accounting
principle, net of tax (note 1)	(.29)	-	-
Net earnings	$.50	$.70	$.35

Basic and diluted weighted average shares
outstanding (note 1)	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2002, 2001 and 2000

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 1999	2,437,314	$2,437	$2,574,560	$5,713,759	726,166	$(2,257,342	) $	6,033,414
Net earnings	-	-	-	597,914	-	-		597,914
Balance at December 31, 2000	2,437,314	2,437	2,574,560	6,311,673	726,166	(2,257,342)		6,631,328
Net earnings	-	-	-	1,206,351	-	-		1,206,351
Balance at December 31, 2001	2,437,314	2,437	2,574,560	7,518,024	726,166	(2,257,342)		7,837,679
Net earnings	-	-	-	853,181	-	-		853,181
Balance at December 31, 2002	2,437,314	$2,437	$2,574,560	$8,371,205	726,166	$(2,257,342	) $	8,690,860

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$853,181	$1,206,351	$597,914
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	819,841	-	-
Depreciation and amortization	469,125	590,731	521,888
Deferred income taxes	(306,195)	183,831	(93,929)
Provision for losses on receivables	134,911	79,536	85,247
Provision for obsolescence of inventory	147,941	168,878	95,823
Loss/(gain) on disposal of assets	3,040	(19,158)	(5,974)
Changes in operating assets and liabilities, net of
business acquisitions:
Receivables	(1,074,228)	(1,161,100)	571,605
Inventories	(142,256)	(1,214,961)	172,805
Refundable income taxes and other current assets	-	-	87,986
Prepaid expenses and other assets	(69,216)	420,720	72,329
Other assets, primarily deposits	(11,892)	(4,128)	6,251
Accounts payable	374,468	(255,091)	(186,117)
Accrued expenses	(143,607)	423,813	(83,299)
Net cash provided by (used in) operating activities	1,055,113	(422,018)	1,842,529

Cash flows from investing activities:
Purchase of property and equipment	(660,405)	(620,679)	(476,238)
Proceeds from sale of property and equipment	-	19,944	30,646
Advances to officers and employees	(6,207)	(20,043)	(39,162)
Collection of advances to officers and employees	12,608	27,300	31,979
Net cash used in investing activities	(654,004)	(593,478)	(452,775)

Cash flows from financing activities:
Borrowings on notes payable to bank	16,577,330	17,226,585	14,137,514
Repayments on notes payable to bank	(16,972,640)	(16,202,924)	(15,628,383)
Net cash (used in) provided by financing activities	(395,310)	1,023,661	(1,490,869)

Net increase (decrease) in cash	5,799	8,165	(101,115)
Cash at beginning of year	13,843	5,678	106,793
Cash at end of year	$19,642	$13,843	$5,678

See accompanying notes to consolidated financial statements.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)        Summary of Significant Accounting Policies

  General

  Abatix Corp. (“Abatix”) and subsidiary (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, the construction industry. At December 31, 2002, the Company operated seven sales and distribution centers in five states. Abatix’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of Abatix and IESI. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency in presentation.
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
  Revenue Recognition

  Revenue is recognized when the goods are shipped. Shipping fees billed to customers are included in net sales. The costs related to these shipping fees, which are included in selling, general and administrative expense, were $1,254,000, $1,026,400 and $965,019 for the years December 31, 2002, 2001 and 2000.
  Earnings per Share

  Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive potential common shares. As of December 31, 2002, 2001 and 2000, there were no dilutive securities outstanding. Basic earnings per share and diluted earnings per share amounts were equal for the years ended December 31, 2002, 2001, and 2000.
  Statements of Cash Flows

  For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2002 or 2001. The Company paid interest of $235,235, $393,602 and $565,933 in 2002, 2001, and 2000, respectively, and income taxes of $1,029,199, $524,176 and $352,562 in 2002, 2001, and 2000, respectively.
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
  Goodwill

  Goodwill represents the excess of purchase price over the fair value of net assets acquired. Amortization was provided in 2001 and 2000 using the straight-line method over estimated useful lives of three and ten years. In the first quarter of 2002, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets.” Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the Statement includes provisions for annual impairment testing of existing goodwill and other intangibles. Upon adoption of Statement No. 142, the Company ceased amortizing goodwill and performed an impairment review of its goodwill balance. Based on the review performed, the Company recorded an impairment charge for the full amount of $819,841, net of an income tax benefit of $327,900. The following table shows the Company’s net earnings excluding the goodwill impairment in 2002 and goodwill amortization in 2001 and 2000, respectively.
	Year Ended December 31,
	2002	2001	2000
Reported net earnings	$853,181	$1,206,351	$597,914
Goodwill amortization, net of tax	-	94,512	94,512
Cumulative effect of change of accounting
principle, net of tax	491,941	-	-
Adjusted net earnings	$1,345,122	$1,300,863	$692,426
Basic and diluted earnings per common share:
Reported net earnings	$.50	$.70	$.35
Goodwill amortization, net of tax	-	.06	.06
Cumulative effect of change in accounting
principle, net of tax	.29	-	-
Adjusted net earnings	$.79	$.76	$.41

  New Accounting Standards

  In April 2002, the FASB issued Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this standard relating to the recession of Statement No. 4 applies to periods beginning after May 15, 2002. All other provisions are effective for all transactions entered into after May 15, 2002. The adoption of this Statement has had no impact on the Company.

  In June 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement currently has had no impact on the Company.

  In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends Statement No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Statement No. 148 permits two additional transition methods for entities that adopt the fair value based method. These methods allow Companies to avoid the ramp-up effect arising from prospective application of the fair value based method. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this Statement has had no impact on the Company.

(2)       Property and Equipment

Property and equipment consists of the following at December 31, 2002 and 2001:

	Estimated
	Useful Life	2002	2001
Furniture and equipment	3 - 8 years	$2,206,535	$2,439,216
Transportation equipment	3 - 5 years	468,166	462,807
Leasehold improvements	3 - 5 years	436,300	164,476
		3,111,001	3,066,499
Less accumulated depreciation and amortization		2,019,086	2,162,824
Net property and equipment		$1,091,915	$903,675

(3)       Notes Payable to Bank

At December 31, 2002, the Company had two lines of credit with a bank. The working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000, up to a maximum of $8,000,000. Under this formula, the Company had the ability to borrow $8,000,000 at December 31, 2002, of which approximately $4,848,000 was used. A capital equipment facility provides for individual borrowings, aggregating up to $550,000, at 80 percent of the purchased equipment’s cost. At December 31, 2002, the Company had borrowed approximately $116,000 on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest. Both credit facilities are payable on demand and bear a variable rate of interest based on the prime rate. As of December 31, 2002 and 2001, the Company’s rate of interest on these agreements was 4.00 percent and 4.75 percent, respectively. These credit facilities are secured by accounts receivable, inventories and equipment.

(4)       Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 consists of:

	2002	2001	2000
Current:
Federal	$703,221	$494,613	$424,224
State	138,757	100,967	99,404
Deferred:
Federal	(260,266)	156,256	(77,366)
State	(45,929)	27,575	(16,563)
Total income tax expense	$535,783	$779,411	$429,699

A reconciliation of expected federal income tax expense (based on the U.S. corporate income tax rate of 34 percent) to actual income tax expense for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000
Expected income tax expense	$472,248	$675,159	$349,388
State income tax, net of related tax benefit	45,651	94,214	65,536
Nondeductible meals, entertainment expense	14,892	15,609	15,402
Other	2,992	(5,571)	(627)
Actual income tax expense	$535,783	$779,411	$429,699

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 follow:

	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$156,364	$178,815
Inventory reserve	159,411	136,993
Goodwill, due to differences in amortization periods	372,038	38,970
Property and equipment, principally due to differences in depreciation	8,506	76,811
Total gross deferred tax assets	696,319	431,589
Deferred tax liabilities - prepaid expenses	(99,605)	(141,070)
Net deferred tax assets	$596,714	$290,519

Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets. Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

(5)       Stockholders' Equity

The Board of Directors has authorized the acquisition of up to 726,500 shares of the Company's common stock. As of February 28, 2003, the Company has acquired 726,166 shares and does not intend to acquire any additional shares for the foreseeable future. All of these shares are held as treasury shares.

(6)       Benefit Plans

The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company to deduct and contribute a portion of their compensation to the plan. The Company, at its discretion, matches a portion of employee contributions to the plan. Contributions by the Company to the 401(k) plan aggregated $115,617, $50,046 and $46,346 during 2002, 2001 and 2000, respectively.

(7)       Fair Value of Financial Instruments

The reported amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying value of notes payable to bank approximates fair value because these instruments bear interest at current market rates.

(8)       Segment Information

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

	Abatix	IESI	Totals
2002
Sales from external customers	$57,773,848	$2,027,327	$59,801,175
Intersegment sales	-	429,930	429,930
Interest expense	230,605	-	230,605
Depreciation and amortization	466,109	3,016	469,125
Segment profit	2,046,304	378,760	2,425,064
Segment assets	16,754,838	834,708	17,589,546
Capital expenditures	658,335	2,070	660,405

2001
Sales from external customers	$52,461,190	$2,265,100	$54,726,290
Intersegment sales	-	566,315	566,315
Interest expense	380,139	-	380,139
Depreciation and amortization	586,873	3,858	590,731
Segment profit	1,965,099	449,622	2,414,721
Segment assets	16,175,026	631,150	16,806,176
Capital expenditures	620,679	-	620,679

2000
Sales from external customers	$44,145,042	$3,841,549	$47,986,591
Intersegment sales	-	579,733	579,733
Interest income	689	-	689
Interest expense	561,826	-	561,826
Depreciation and amortization	514,538	7,350	521,888
Segment profit	1,052,587	530,157	1,582,744
Segment assets	13,705,980	439,444	14,145,424
Capital expenditures	474,700	1,538	476,238

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	2002	2001	2000
Profit for reportable segments	$2,425,064	$2,414,721	$1,582,744
Elimination of intersegment profits	12,134	(21,471)	4,323
Earnings before income taxes	$2,437,198	$2,393,250	$1,587,067

Total assets for reportable segments	$17,589,546	$16,806,176	$14,145,424
Elimination of intersegment assets	(459,643)	(365,005)	(102,987)
Total assets	$17,129,903	$16,441,171	$14,042,437

Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During 2002, 2001 and 2000, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 55 percent, 49 percent and 37 percent of consolidated net sales in 2002, 2001 and 2000, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, two product classes accounted for greater than 10 percent of sales. One product class accounted for approximately 11 percent, 14 percent and 13 percent of net sales in 2002, 2001 and 2000, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price. The second product class accounted for 12 percent, 9 percent and 2 percent of net sales in 2002, 2001 and 2000, respectively. This product class is comprised of many vendors, none of which control the market.

(9)        Commitments and Contingencies

The Company leases warehouse and office facilities under long-term noncancelable operating leases expiring at various dates through April 2007. The following is a schedule of future minimum lease payments under these leases as of December 31, 2002:

2003	$1,185,792
2004	1,138,083
2005	614,282
2006	328,156
2007	71,904
$3,338,217

Rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $1,199,089, $1,016,209 and $950,199, respectively.

The Company has employment agreements with two officers, both of which expire in 2004. The agreements provide for minimum aggregate cash compensation of $432,000 in both 2003 and 2004.

(10)       Selected Quarterly Data (unaudited)

	Quarter
2002	First	Second	Third	Fourth	Total
Net sales	$13,950,623	$15,943,861	$16,302,440	$13,604,251	$59,801,175
Gross profit	4,023,393	4,642,338	4,776,203	3,995,005	17,436,939
Operating profit	401,684	696,564	875,825	463,125	2,437,198
Net (loss)/earnings	(277,072)	397,221	492,032	241,000	853,181
Basic and diluted (loss)/earnings per common share[a]	(.16)	.23	.29	.14	.50

2001
Net sales	$12,132,882	$14,782,809	$14,569,000	$13,241,599	$54,726,290
Gross profit	3,387,469	4,019,440	4,103,185	3,874,134	15,384,228
Operating profit	457,541	719,418	731,638	484,653	2,393,250
Net (loss)/earnings	196,073	368,279	382,936	259,063	1,206,351
Basic and diluted (loss)/earnings per common share	.11	.22	.22	.15	.70

aThe loss for the first quarter of 2002 relates to required implementation of FASB Statement No. 142. See Note 1 for further details.

Schedule II

ABATIX CORP. AND SUBSIDIARY

Valuation and Qualifying Accounts
Years ended December 31, 2002, 2001 and 2000

		Additions
	Balance at	charged to				Balance
	beginning	costs and				at end
	of year	expenses	Other	Deductions		of year
Year ended December 31:
Allowance for Doubtful Accounts:
2002	$447,037	134,911	-	191,038	A $	390,910
2001	$559,963	79,536	-	192,462	A $	447,037
2000	$616,678	85,247	-	141,962	A $	559,963

Inventory Reserve:
2002	$391,925	147,941	-	141,338	B $	398,528
2001	$288,409	168,878	-	65,362	B $	391,925
2000	$205,222	95,823	-	12,636	B $	288,409

A    Represents the write-off of uncollectible accounts.
B    Represents the disposal of obsolete inventory.

S-1