Form 10-Q
period 2003-03-31
ABATIX CORP
filed 2003-05-08
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 and 15(d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2003
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                Yes X   No

Common stock outstanding at May 5, 2003 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,
	2003	December 31,
Assets	(Unaudited)	2002
Current assets:
Cash	$15,359	$19,642
Trade accounts receivable, net of allowance for
doubtful accounts of $407,458 in 2003
and $390,910 in 2002	7,999,336	8,392,300
Inventories	6,219,197	6,165,125
Prepaid expenses and other current assets	477,256	786,190
Deferred income taxes	216,170	216,170
Total current assets	14,927,318	15,579,427

Receivables from employees	180	1,275
Property and equipment, net	1,020,697	1,091,915
Deferred income taxes	405,544	380,544
Other assets	76,742	76,742
	$16,430,481	$17,129,903

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable to bank	$4,437,797	$4,963,203
Accounts payable	2,393,177	2,537,847
Accrued compensation	180,787	322,518
Other accrued expenses	611,883	615,475
Total current liabilities	7,623,644	8,439,043

Stockholders' equity:
Preferred stock - $1 par value, 500,000 shares
authorized; none issued	-	-
Common stock - $ .001 par value, 5,000,000 shares
authorized; 2,437,314 shares issued in 2003 and 2002	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,487,182	8,371,205
Treasury stock at cost, 726,166 common shares
in 2003 and 2002	(2,257,342)	(2,257,342)
Total stockholders' equity	8,806,837	8,690,860
Commitments and contingencies
	$16,430,481	$17,129,903

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$12,850,036	$13,950,623
Cost of sales	9,066,684	9,927,230
Gross profit	3,783,352	4,023,393

Selling, general and administrative expenses	3,528,564	3,621,709
Operating profit	254,788	401,684

Other expense:
Interest expense	46,803	57,211
Other income, net	(777)	(1,696)
Earnings before income taxes	208,762	346,169

Income tax expense	92,785	131,300
Earnings before cumulative effect of change
in accounting principle	115,977	214,869
Cumulative effect of change in accounting
principle, net of tax of $327,900 (note 1)	-	(491,941)
Net earnings (loss)	$115,977	$(277,072)

Basic and diluted earnings per common share:
Earnings before cumulative effect of change
in accounting principle	$.07	$.13
Cumulative effect of change in accounting
principle	-	(.29)
Net earnings (loss)	$.07	$(.16)

Basic and diluted weighted average shares
outstanding (note 2)	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$115,977	$(277,072)
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Cumulative effect of change in accounting principle	-	819,841
Depreciation expense	109,140	110,679
Provision for losses on receivables	33,227	19,987
Provision for obsolescence of inventory	36,111	32,526
Deferred income taxes	(25,000)	(388,424)
Loss on sale of assets	689	-
Changes in operating assets and liabilities:
Receivables	359,737	(496,411)
Inventories	(90,183)	(130,092)
Prepaid expenses and other current assets	308,934	295,719
Other assets, primarily deposits	-	(11,892)
Accounts payable	(144,670)	1,002,376
Accrued expenses	(145,323)	2,762
Net cash provided by operating activities	558,639	979,999

Cash flows from investing activities:
Purchase of property and equipment	(38,611)	(163,066)
Advances to employees	(1,970)	(981)
Collection of advances to employees	3,065	3,820
Net cash used in investing activities	(37,516)	(160,227)

Cash flows from financing activities:
Borrowings on notes payable to bank	3,418,445	3,218,939
Repayments on notes payable to bank	(3,943,851)	(4,038,247)
Net cash used in financing activities	(525,406)	(819,308)

Net (decrease) increase in cash	(4,283)	464
Cash at beginning of period	19,642	13,843
Cash at end of period	$15,359	$14,307

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, the construction industry. Sales to the environmental industry include sales to asbestos and lead abatement, mold remediation and hazardous materials contractors. At March 31, 2003, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

In the first quarter of 2002, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets.” Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for annual impairment testing of existing goodwill and other intangibles. Upon adoption of Statement No. 142, the Company ceased amortizing goodwill and performed an impairment review of its goodwill balance. Based on the review performed, the Company recorded an impairment charge for the full amount of $819,841, net of an income tax benefit of $327,900. The following table shows the Company’s net earnings excluding the goodwill impairment in 2002.

	Three Months Ended March 31,
	2003	2002
Reported net earnings (loss)	$115,977	$(277,072)
Cumulative effect of change of
accounting principle, net of tax	-	491,941
Adjusted net earnings	$115,977	$214,869

	Three Months Ended March 31,
	2003	2002
Basic and diluted earnings per common share:
Reported net earnings	$.07	$(.16)
Cumulative effect of change of accounting
principle, net of tax	-	.29
Adjusted net earnings	$.07	$.13

(2)   Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month periods ended March 31, 2003 and 2002, there were no dilutive securities outstanding.

(3)   Supplemental Information for Statements of Cash Flows

The Company paid interest of $49,155 and $59,983 in the three months ended March 31, 2003 and 2002, respectively, and income taxes of $3,050 and $171,202 in the three months ended March 31, 2003 and 2002, respectively.

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

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant noncash items.

March 31, 2003	Abatix	IESI	Totals
Sales from external customers	$12,382,576	$467,460	$12,850,036
Intersegment sales	-	191,449	191,449
Interest expense	46,803	-	46,803
Depreciation expense	108,930	210	109,140
Segment profit	144,116	142,413	286,529
Segment assets	16,199,943	824,568	17,024,511
Capital expenditures	38,611	-	38,611

March 31, 2002
Sales from external customers	$13,480,280	$470,343	$13,950,623
Intersegment sales	-	92,559	92,559
Interest expense	57,211	-	57,211
Depreciation expense	109,685	994	110,679
Segment profit	318,990	81,560	400,550
Segment assets	16,135,190	732,136	16,867,326
Capital expenditures	163,066	-	163,066

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	March 31,
	2003	2002
Profit for reportable segments	$286,529	$400,550
Elimination of intersegment profits	(31,741)	1,134
Operating profit	$254,788	$401,684
Total assets for reportable segments	$17,024,511	$16,867,326
Elimination of intersegment assets	(594,030)	(517,397)
Total assets	$16,430,481	$16,349,929

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 2003 and 2002, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 45 percent and 52 percent of consolidated net sales in those periods, respectively. The reduction in spending on environmental projects, primarily mold remediation, has significantly impacted sales.

Although no vendor accounted for more than 10 percent of purchases, one product class accounted for greater than 10 percent of sales for the first quarter of 2003. This product class accounted for approximately 13 percent of net sales during the three months ended March 31, 2003 and 2002. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended March 31, 2003 Compared to Three Month Period Ended March 31 2002.

Consolidated net sales for the three months ended March 31, 2003, decreased 8 percent to $12,850,000 from $13,951,000 in 2002. The Abatix operating segment net sales declined 8 percent to $12,383,000 in 2002 and the IESI operating segment net sales declined 1 percent to $467,000 in 2003. The reduction of Abatix revenues is primarily attributable to the reduction of sales to mold remediation contractors in 2003. This slowdown is primarily due to the change in insurance laws, which has had a negative impact on mold related jobs. Based on this information, the Company anticipates a decline in year over year sales for 2003 to this industry.

Gross profit in the first quarter of 2003 of $3,783,000 decreased 6 percent from gross profit in 2002 of $4,023,000 primarily due to decreased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2003 and 2002. Although overall margins are expected to remain at their current levels in 2003, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first three months of 2003 of $3,529,000 decreased 3 percent from 2002 expenses of $3,622,000. These expenses decreased due to lower commission and bonus expense as a result of lower sales. Selling, general and administrative expenses were 27 percent of sales for 2003 and 26 percent of sales for 2002. Selling, general and administrative expenses are expected to be approximately 26 percent for the year ended December 31, 2003.

Interest expense of $47,000 decreased $10,000 from 2002 interest expense of $57,000 primarily due to lower line of credit balances. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

The net earnings for the three months ended March 31, 2003 of $116,000 or $.07 per share increased $393,000 from the net loss of $277,000 or $.16 per share for the same period in 2002. The increase in net earnings from 2002 is primarily due to the implementation of FASB Statement No. 142 in prior year net of the decrease in sales in 2003. See Note 1 for more information.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during the first three months of 2003 of $559,000 resulted principally from a decrease in accounts receivable and prepaid assets. The decrease in accounts receivable is due to a focus by management on collections and reduced sales levels in the first quarter of 2003. The decrease in prepaid and other assets is primarily due to collections of vendor rebates from 2002. Cash flow from operations for the entire year of 2003 is expected to be positive, although at any given point, it may be negative.

Cash used in non-operating activities during the first three months of 2003 resulted primarily from payments of notes payable to the bank. In addition, the Company purchased $39,000 of fixed assets consisting of computers and furniture. The Company is evaluating new enterprise resource planning software to replace its existing system. This new software will cost approximately $400,000 in the first year and will be funded by cash flows from operations.

The Company maintains an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of April 29, 2003, there are advances outstanding under this credit facility of $4,416,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,584,000 as of April 29, 2003. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of April 29, 2003 were $122,000. Both credit facilities are payable on demand and bear a variable rate of interest computed tied to the prime rate.

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

Except for the historical information contained herein, the matters set forth in this release are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the continued long-term impact of the September 11, 2001 tragic events on the commercial construction, industrial manufacturing and domestic preparedness markets, the long-term effects of the war in Iraq on the U.S. economy, the long-term impact of insurance coverage on mold remediation, adverse weather conditions, inability to hire and train quality people or retain current personnel, changes in interest rates and strong or increased competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.    Controls and Procedures

  Within the 90-day period prior to the date of this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits - (99)(1) - Certification of Chief Financial Officer
                                    (99)(2) - Certification of Chief Executive Officer

              (b) Reports on Form 8-K - Year end earnings release, filed March 10, 2003

ABATIX CORP. (Registrant)

Date: May 5, 2003	By: /s/Frank J. Cinatl, IV
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
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report , fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
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
Date: May 5, 2003
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
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report , fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
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
Date: May 5, 2003
/s/Terry W. Shaver
Name: Terry W. Shaver
Title: President and Chief Executive Officer

Exhibit 99(1)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, Frank J. Cinatl, IV, Chief Financial Officer of Abatix Corp. (the “Company”) has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Report”).

The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 5th day of May, 2003.

/s/Frank J. Cinatl, IV
Name: Frank J. Cinatl, IV
Title: Vice President and Chief Financial Officer of Registrant

Exhibit 99(2)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, Terry W. Shaver, Chief Executive Officer of Abatix Corp. (the “Company”) has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Report”).

The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 5th day of May, 2003.

/s/Terry W. Shaver
Name: Terry W. Shaver
Title: President and Chief Executive Officer