Form 10-Q
period 2003-06-30
ABATIX CORP
filed 2003-08-04
CIK 845779

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 and 15(d) of the
Securities Exchange Act of 1934

For the quarter ended June 30, 2003

Commission file number 1-10184

ABATIX CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-1908110
(I.R.S. Employer Identification number)

8201 Eastpoint Drive, Suite 500 Dallas, Texas 75227
(Address of principal executive offices)

Registrant's telephone number, including area code: (214) 381-1146

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                Yes X   No

Common stock outstanding at July 30, 2003 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,
	2003	December 31,
Assets	(Unaudited)	2002
Current assets:
Cash	$14,278	$19,642
Trade accounts receivable, net of allowance for doubtful
accounts of $386,005 in 2003 and $390,910 in 2002	8,099,600	8,392,300
Inventories	5,934,553	6,165,125
Prepaid expenses and other current assets	443,954	786,190
Deferred income taxes	216,447	216,170
Total current assets	14,708,832	15,579,427

Receivables from officers and employees	197	1,275
Property and equipment, net	1,118,911	1,091,915
Deferred income taxes	382,489	380,544
Other assets	76,742	76,742
	$16,287,171	$17,129,903

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to bank	$4,454,563	$4,963,203
Accounts payable	2,346,468	2,537,847
Accrued compensation	227,970	322,518
Other accrued expenses	427,879	615,475
Total current liabilities	7,456,880	8,439,043

Stockholders' equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	-	-
Common stock - $.001 par value, 5,000,000 shares authorized;
2,437,314 shares issued in 2003 and 2002	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,510,636	8,371,205
Treasury stock at cost, 726,166 common shares in 2003 and 2002	(2,257,342)	(2,257,342)
Total stockholders' equity	8,830,291	8,690,860

Commitments and contingencies
	$16,287,171	$17,129,903

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$12,774,139	$15,943,861	$25,624,175	$29,894,484
Cost of sales	9,042,785	11,301,523	18,109,469	21,228,753
Gross profit	3,731,354	4,642,338	7,514,706	8,665,731

Selling, general and administrative expenses	3,641,128	3,945,774	7,169,692	7,567,483
Operating profit	90,226	696,564	345,014	1,098,248

Other (income) expense:
Interest expense	48,520	52,896	95,323	110,107
Other, net	(348)	(153)	(1,125)	(1,849)
Earnings before income taxes	42,054	643,821	250,816	989,990

Income tax expense	18,600	246,600	111,385	377,900
Earnings before cumulative effect of
change in accounting principle	23,454	397,221	139,431	612,090

Cumulative effect of change in accounting
principle, net of tax of $327,900 (note 1)	-	-	-	491,941
Net earnings	$23,454	$397,221	$139,431	$120,149

Basic and diluted earnings per common share:
Earnings before cumulative effect of
change in accounting principle	$.01	$.23	$.08	$.36
Cumulative effect of change in accounting
principle, net of tax	-	-	-	(.29)
Net earnings	$.01	$.23	$.08	$.07

Basic and diluted weighted average shares
outstanding (note 2)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$139,431	$120,149
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Cumulative effect of change in accounting principle	-	819,841
Depreciation and amortization	212,572	229,357
Provision for losses on receivables	96,118	43,106
Provision for obsolescence of inventory	71,712	70,577
Deferred income taxes	(2,222)	(440,000)
Gain on sale of assets	689	-
Changes in assets and liabilities:
Receivables	196,582	(2,046,779)
Inventories	158,860	(223,984)
Prepaid expenses and other current assets	342,236	351,965
Other assets, primarily deposits	-	(11,892)
Accounts payable	(191,379)	1,469,599
Accrued expenses	(282,144)	262,242
Net cash provided by operating activities	742,455	644,181
Cash flows from investing activities:
Purchase of property and equipment	(240,257)	(591,239)
Advances to officers and employees	(3,668)	(3,681)
Collection of advances to officers and employees	4,746	7,137
Net cash used in investing activities	(239,179)	(587,783)
Cash flows from financing activities:
Borrowings on notes payable to bank	6,760,112	7,417,593
Repayments on notes payable to bank	(7,268,752)	(7,473,434)
Net cash used in financing activities	(508,640)	(55,841)
Net (decrease) increase in cash	(5,364)	557
Cash at beginning of period	19,642	13,843
Cash at end of period	$14,278	$14,440

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, the construction industry. Sales to the environmental industry include sales to asbestos and lead abatement, mold remediation and hazardous materials contractors. At June 30, 2003, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported net earnings:	$23,454	$397,221	$139,431	$120,149
Cumulative effect of change of
accounting principle, net of tax	-	-	-	491,941
Adjusted net earnings	$23,454	$397,221	$139,431	$612,090

Basic and diluted earnings
per common share:
Reported net earnings	$.01	$.23	$.08	$.07
Cumulative effect of change of
accounting principle, net of tax	-	-	-	.29
Adjusted net earnings	$.01	$.23	$.08	$.36

(2)    Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month and six-month periods ended June 30, 2003 and 2002, there were no potentially dilutive securities outstanding.

(3)    Supplemental Information for Statements of Cash Flows

The Company paid interest of $94,090 and $114,649 in the six months ended June 30, 2003 and 2002, respectively, and income taxes of $293,150 and $347,502 in the six months ended June 30, 2003 and 2002, respectively.

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

Three Months Ended
June 30, 2003	Abatix	IESI	Totals
Sales from external customers	$12,308,298	$465,841	$12,774,139
Intersegment sales	-	144,374	144,374
Interest expense	48,520	-	48,520
Depreciation and amortization	103,249	183	103,432
Segment (loss) profit	(27,442)	116,078	88,636
Segment assets	15,983,386	879,087	16,862,473
Capital expenditures	201,072	574	201,646

Three Months Ended
June 30, 2002	Abatix	IESI	Totals
Sales from external customers	$15,403,207	$540,654	$15,943,861
Intersegment sales	-	134,813	134,813
Interest expense	52,896	-	52,896
Depreciation and amortization	117,795	883	118,678
Segment profit	596,203	106,690	702,893
Segment assets	17,986,035	723,394	18,709,429
Capital expenditures	428,173	-	428,173

Six Months Ended
June 30, 2003	Abatix	IESI	Totals
Sales from external customers	$24,690,874	$933,301	$25,624,175
Intersegment sales	-	335,823	335,823
Interest expense	95,323	-	95,323
Depreciation and amortization	212,179	393	212,572
Segment profit	116,674	258,491	375,165
Segment assets	15,983,386	879,087	16,682,473
Capital expenditures	239,683	574	240,257

Six Months Ended
June 30, 2002	Abatix	IESI	Totals
Sales from external customers	$28,883,487	$1,010,997	$29,894,484
Intersegment sales	-	227,372	227,372
Interest expense	110,107	-	110,107
Depreciation and amortization	227,480	1,877	229,357
Segment profit	915,193	188,250	1,103,443
Segment assets	17,986,035	723,394	18,709,429
Capital expenditures	591,239	-	591,239

Below is a reconciliation of (i) total segment profit to operating profits before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Profit for reportable segments	$88,636	$702,893	$375,165	$1,103,443
Elimination of intersegment profits	1,590	(6,329)	(30,151)	(5,195)
Operating profits	$90,226	$696,564	$345,014	$1,098,248
Total assets for reportable segments			$16,862,473	$18,709,429
Elimination of intersegment assets			(575,302)	(472,109)
Total assets			$16,287,171	$18,237,320

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 2003 and 2002, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 40 percent and 55 percent of consolidated net sales in those periods, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, one product class accounted for more than 10 percent of sales. This product class accounted for approximately 10 percent and 14 percent of net sales during the six months ended June 30, 2003 and 2002, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

ABATIX CORP. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended June 30, 2003 Compared to Three Month Period Ended June 30, 2002.

Consolidated net sales for the three months ended June 30, 2003, decreased 20 percent to $12,774,000 from $15,944,000 in 2002. The Abatix operating segment net sales decreased 20 percent to $12,308,000 in 2003 and the IESI operating segment net sales decreased 14 percent to $466,000 in 2003. The reduction of Abatix revenues is primarily attributable to the reduction of sales to mold remediation contractors in 2003. This slowdown is primarily due to the change in insurance laws, which has had a negative impact on mold related jobs. Based on this information, the Company anticipates a decline in year over year sales for 2003 to this industry.

Gross profit in the second quarter of 2003 of $3,731,000 decreased 20 percent from gross profit in 2002 of $4,642,000 due to decreased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2003 and 2002.

Selling, general and administrative expenses for the second three months of 2003 of $3,641,000 decreased 8 percent over 2002 expenses of $3,946,000. These expenses decreased due to lower commission and bonus expense as a result of lower sales. These expenses were 29 percent and 25 percent of sales for 2003 and 2002, respectively. The Company made changes which will lower these expenses in the third and fourth quarters and will continue to look for ways to adjust these expenses back in line with sales.

Interest expense of $49,000 decreased approximately $4,000 from 2002 interest expense of $53,000 primarily due to lower line of credit balances. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the three months ended June 30, 2003, of $23,000, or $.01 per share, decreased $374,000 from net earnings of $397,000, or $.23 per share, for the same period in 2002. The decrease in net earnings is primarily due to decreased sales volume, partially offset by lower general and administrative expenses.

Six Month Period Ended June 30, 2003 Compared to Six Month Period Ended June 30, 2002.

Consolidated net sales for the six months ended June 30, 2003, decreased 14 percent to $25,624,000 from $29,894,000 in 2002. The Abatix operating segment net sales decreased 15 percent to $24,691,000 in 2003 and the IESI operating segment net sales decreased 8 percent to $933,000 in 2003. The reduction of Abatix revenues is primarily attributable to the reduction of sales to mold remediation contractors in 2003. This slowdown is primarily due to the change in insurance laws, which has had a negative impact on mold related jobs. Based on this information, the Company anticipates a decline in year over year sales for 2003 to this industry.

Gross profit in the first six months of 2003 of $7,515,000 decreased 13 percent from gross profit in 2002 of $8,666,000 due to decreased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2002 and 2003. Although overall margins are expected to remain at their current levels in 2003, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first six months of 2003 of $7,170,000 decreased 5 percent over 2002 expenses of $7,567,000. These expenses decreased due to lower commission and bonus expense as a result of lower sales. These expenses were 28 percent of sales for 2003 and 25 percent of sales for 2002. The Company made changes which will lower these expenses in the third and fourth quarters and will continue to look for ways to adjust these expenses back in line with sales. Selling, general and administrative expenses are expected to be approximately 27 percent of sales for the year ended December 31, 2003.

Interest expense of $95,000 decreased $15,000 from 2002 interest expense of $110,000, primarily due to lower line of credit balances The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the six months ended June 30, 2003, of $139,000 or $.08 per share, increased $19,000 from net earnings of $120,000, or $.07 per share, for the same period in 2002. The increase in net earnings is primarily due to the implementation of FASB Statement No. 142 in 2002. See Note 1 for more information.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during the first six months of 2003 of $742,000 resulted from the decrease in prepaid expenses and other current assets, as well as the decrease in accounts receivable and inventories. Cash flow from operations for the entire year of 2003 is expected to remain positive, although at any given point, it may be negative.

Cash used in non-operating activities during the first six months of 2003 resulted primarily from payments of notes payable to the bank. In addition, the Company purchased $240,000 of fixed assets primarily consisting of initial payments for the installation of the new enterprise software system. The implementation of the new enterprise software system will require a significant capital outlay estimated at $200,000 for the remainder of 2003. It will enable the Company to achieve more streamlined operations, improve customer service, and lower transaction costs.

The Company maintains an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of July 28, 2003, there are advances outstanding under this credit facility of $4,449,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,551,000 as of July 28, 2003. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of July 28, 2002, were $108,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate less 25 basis points.

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

Except for the historical information contained herein, the matters set forth in this release are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the continued long-term impact of the September 11, 2001 tragic events on the domestic preparedness market, continued low levels of spending for construction projects, the impact of insurance coverage on mold remediation, adverse weather conditions, inability to hire and train quality people or retain current personnel, changes in interest rates and strong or increased competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits - (31)(1) - Certification of Chief Executive Officer

                                     (31)(2) - Certification of Chief Financial Officer

                                     (32)(1) - Certification of Chief Executive Officer and Chief Financial Officer

              (b) Reports on Form 8-K - First quarter earnings release, filed May 7, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.

ABATIX CORP. (Registrant)

Date: July 31, 2003	By: /s/Frank J. Cinatl, IV
Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)