Form 10-Q
period 2003-10-30
ABATIX CORP
filed 2003-10-31
CIK 845779

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 and 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 30, 2003

Commission file number 1-10184

ABATIX CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-1908110
(I.R.S. Employer Identification number)

8201 Eastpoint Drive, Suite 500 Dallas, Texas 75227
(Address of principal executive offices)

Registrant's telephone number, including area code: (214) 381-0322

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                         Yes X   No

Inidicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-6-2 of the Exchange Act.).              Yes       No X

Common stock outstanding at October 30, 2003 was 1,711,148.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,
	2003	December 31,
Assets	(Unaudited)	2002
Current assets:
Cash	$9,714	$19,642
Trade accounts receivable, net of allowance for doubtful
accounts of $394,647 in 2003 and $390,910 in 2002	7,959,842	8,392,300
Inventories	6,037,754	6,165,125
Prepaid expenses and other current assets	797,784	786,190
Deferred income taxes	218,327	216,170
Total current assets	15,023,421	15,579,427
Receivables from officers and employees	271	1,275
Property and equipment, net	1,226,150	1,091,915
Deferred income taxes	423,134	380,544
Other assets	80,450	76,742
	$16,753,426	$17,129,903

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to bank	$4,786,559	$4,963,203
Accounts payable	2,362,173	2,537,847
Accrued compensation	206,677	322,518
Other accrued expenses	492,697	615,475
Total current liabilities	7,848,106	8,439,043
Stockholders' equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	-	-
Common stock - $.001 par value, 5,000,000 shares authorized;
2,437,314 shares issued in 2003 and 2002	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,585,665	8,371,205
Treasury stock at cost, 726,166 common shares in 2003 and 2002	(2,257,342)	(2,257,342)
Total stockholders' equity	8,905,320	8,690,860
Commitments and contingencies

	$16,753,426	$17,129,903

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$12,359,999	$16,302,440	$37,984,174	$46,196,924
Cost of sales	8,813,862	11,526,237	26,923,331	32,754,990
Gross profit	3,546,137	4,776,203	11,060,843	13,441,934

Selling, general and administrative expenses	3,384,098	3,900,378	10,553,790	11,467,861
Operating profit	162,039	875,825	507,053	1,974,073

Other (income) expense:
Interest expense	39,188	63,549	134,511	173,656
Other, net	638	1,044	(487)	(805)
Earnings before income taxes	122,213	811,232	373,029	1,801,222

Income tax expense	47,184	319,200	158,569	697,100
Earnings before cumulative effect of change
in accounting principle	75,029	492,032	214,460	1,104,122
Cumulative effect of change in accounting
principle, net of tax of $327,900 (note 1)	-	-	-	491,941
Net earnings	$75,029	$492,032	$214,460	$612,181

Basic and diluted earnings per common share:
Earnings before cumulative effect of change in
accounting principle	$.05	$.29	$.13	$.65
Cumulative effect of change in accounting
principle, net of tax	-	-	-	(.29)
Net earnings	$.05	$.29	$.13	$.36

Basic and diluted weighted average shares
outstanding (note 2)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$214,460	$612,181
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Cumulative effect of change in accounting principle	-	819,841
Depreciation and amortization	314,646	350,974
Provision for losses on receivables	170,919	109,039
Provision for obsolescence of inventory	107,788	111,685
Deferred income taxes	(44,747)	(324,000)
Gain on sale of assets	2,353	1,315
Changes in assets and liabilities:
Receivables	261,539	(2,243,010)
Inventories	19,583	(5,833)
Prepaid expenses and other current assets	(11,594)	106,521
Other assets, primarily deposits	(3,708)	(11,892)
Accounts payable	(175,674)	534,607
Accrued expenses	(238,619)	(356)
Net cash provided by operating activities	616,946	61,072

Cash flows from investing activities:
Purchase of property and equipment	(451,234)	(614,618)
Advances to officers and employees	(3,802)	(4,290)
Collection of advances to officers and employees	4,806	8,874
Net cash used in investing activities	(450,230)	(610,034)

Cash flows from financing activities:
Borrowings on notes payable to bank	10,832,677	11,955,693
Repayments on notes payable to bank	(11,009,321)	(11,406,311)
Net cash (used in)/provided by financing activities	(176,644)	549,382

Net (decrease) increase in cash	(9,928)	420
Cash at beginning of period	19,642	13,843
Cash at end of period	$9,714	$14,263

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)     Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, the construction industry. Sales to the environmental industry include sales to asbestos and lead abatement, mold remediation and hazardous materials contractors. At September 30, 2003, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net earnings:	$75,029	$492,032	$214,460	$612,181
Cumulative effect of change of
accounting principle, net of tax	-	-	-	491,941
Adjusted net earnings	$75,029	$492,032	$214,460	$1,104,122

Basic and diluted earnings per
common share:
Reported net earnings	$.05	$.29	$.13	$.36
Cumulative effect of change of
accounting principle, net of tax	-	-	-	.29
Adjusted net earnings	$.05	$.29	$.13	$.65

(2)     Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month and nine-month periods ended September 30, 2003 and 2002, there were no potentially dilutive securities outstanding.

(3)     Supplemental Information for Statements of Cash Flows

The Company paid interest of $137,617 and $172,838 in the nine months ended September 30, 2003 and 2002, respectively, and income taxes of $293,150 and $823,199 in the nine months ended September 30, 2003 and 2002, respectively.

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

Three months ended
September 30, 2003	Abatix	IESI	Totals
Sales from external customers	$11,852,509	$507,409	$12,359,999
Intersegment sales	-	157,084	157,084
Interest expense	39,188	-	39,188
Depreciation and amortization	101,824	250	102,074
Segment (loss) profit	34,412	124,237	158,649
Segment assets	15,637,144	1,009,680	16,646,824
Capital expenditures	208,937	2,040	210,977

Three months ended
September 30, 2002	Abatix	IESI	Totals
Sales from external customers	$15,736,718	$565,722	$16,302,440
Intersegment sales	-	130,096	130,096
Interest expense	63,549	-	63,549
Depreciation and amortization	120,893	724	121,617
Segment profit	742,908	130,536	873,444
Segment assets	17,709,168	781,720	18,490,888
Capital expenditures	21,309	2,070	23,379

Nine Months Ended
September 30, 2003	Abatix	IESI	Totals
Sales from external customers	$36,543,383	$1,440,791	$37,984,174
Intersegment sales	-	492,907	492,907
Interest expense	134,511	-	134,511
Depreciation and amortization	314,003	643	314,646
Segment profit	151,086	382,728	533,814
Segment assets	15,637,144	1,009,680	16,646,824
Capital expenditures	448,620	2,614	451,234

Nine Months Ended
September 30, 2002	Abatix	IESI	Totals
Sales from external customers	$44,620,205	$1,576,719	$46,196,924
Intersegment sales	-	357,468	357,468
Interest expense	173,656	-	173,656
Depreciation and amortization	348,373	2,601	350,974
Segment profit	1,658,101	318,786	1,976,887
Segment assets	17,709,168	781,720	18,490,888
Capital expenditures	612,548	2,070	614,618

Below is a reconciliation of (i) total segment profit to operating profits before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Profit for reportable segments	$158,649	$873,444	$533,814	$1,976,887
Elimination of intersegment profits	3,390	2,381	(26,761)	(2,814)
Operating profits	$162,039	$875,825	$507,053	$1,974,073
Total assets for reportable segments			$16,646,824	$18,490,888
Elimination of intersegment assets			106,602	(353,903)
Total assets			$16,753,426	$18,136,985

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the nine months ended September 30, 2003 and 2002, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 47 percent and 56 percent of consolidated net sales in those periods, respectively. The reduction in spending on environmental projects has significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, two product classes accounted for more than 10 percent of sales. One product class accounted for 17 percent and 14 percent of net sales during the nine months ended September 30, 2003 and 2002, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price. Another product class accounted for 11 percent of net sales during the nine months ended September 30, 2003 and 2002. These products are purchased from Asia, however there are several non-Asian sources for the product line.

ABATIX CORP. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2003 Compared to Three Month Period Ended September 30, 2002.

Consolidated net sales for the three months ended September 30, 2003 decreased 24 percent to $12,360,000 from $16,302,000 in 2002. The Abatix operating segment net sales decreased 25 percent to $11,852,000 in 2003 and the IESI operating segment net sales decreased 10 percent to $507,000 in 2003. The reduction of Abatix revenues is primarily attributable to the reduction of sales to mold remediation contractors in 2003. This slowdown is due to the change in insurance laws, which has had a negative impact on mold related jobs. Based on this information, the Company anticipates a decline in year over year sales for 2003 to this industry.

Gross profit in the third quarter of 2003 of $3,546,000 decreased 26 percent from gross profit in 2002 of $4,776,000 due to decreased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2003 and 2002.

Selling, general and administrative expenses for the third quarter of 2003 of $3,384,000 decreased 13 percent over 2002 expenses of $3,900,000. These expenses decreased due to lower commission and bonus expense as a result of lower sales. These expenses were 27 percent and 24 percent of sales for 2003 and 2002, respectively. During the current quarter, the Company made reductions in staffing levels to align these costs with sales. These reductions should save the Company $230,000 on an annual basis.

Interest expense of $39,000 decreased approximately $25,000 from 2002 interest expense of $64,000 primarily due to lower line of credit balances. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the three months ended September 30, 2003 of $75,000, or $.05 per share, decreased $417,000 from net earnings of $492,000 or $.29 per share, for the same period in 2002. The decrease in net earnings is primarily due to decreased sales volume, partially offset by lower general and administrative expenses.

Nine Month Period Ended September 30, 2003 Compared to Nine Month Period Ended September 30, 2002.

Consolidated net sales, for the nine months ended September 30, 2003 decreased 18 percent to $37,984,000 from $46,197,000 in 2002. The Abatix operating segment net sales decreased 18 percent to $36,543,000 in 2003 and the IESI operating segment net sales decreased 9 percent to $1,441,000 in 2003. The reduction of Abatix revenues is primarily attributable to the reduction of sales to mold remediation contractors in 2003. This slowdown is due to the change in insurance laws, which has had a negative impact on mold related jobs. Based on this information, the Company anticipates a decline in year over year sales for 2003 to this industry.

Gross profit in the first nine months of 2003 of $11,061,000 decreased 18 percent from gross profit in 2002 of $13,442,000 due to decreased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2003 and 2002. Although overall margins are expected to remain at their current levels in 2003, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first nine months of 2003 of $10,554,000 decreased 8 percent over 2002 expenses of $11,468,000. These expenses decreased due to lower commission and bonus expense as a result of lower sales. These expenses were 28 percent of sales for 2003 and 25 percent of sales for 2002. During the quarter, the Company made reductions in staffing levels to align these costs with sales. These reductions should save the Company $230,000 on an annual basis. Selling, general and administrative expenses are expected to be approximately 27 percent of sales for the year ended December 31, 2003.

Interest expense of $135,000 decreased $39,000 from 2002 interest expense of $174,000, primarily due to lower line of credit balances The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net earnings for the nine months ended September 30, 2003, of $214,000 or $.13 per share, decreased $398,000 from net earnings of $612,000, or $.36 per share, for the same period in 2002. The decrease in net earnings is primarily due to lower sales, partially offset by lower selling, general and administrative costs and the implementation of FASB Statement No. 142 in 2002. See Note 1 for more information.

Liquidity and Capital Resources

The Company’s working capital requirements historically result from the growth of its accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses, associated with increases in sales volume. Net cash provided by operations during the first nine months of 2003 of $617,000 resulted from non-cash charges for depreciation and amortization, a reduction in accounts receivable, and net earnings, partially offset by a decrease in accrued expenses and accounts payable. The decrease in accounts receivable from 2002 is a result of the decline in sales. Cash flow from operations for the entire year of 2003 is expected to remain positive, although at any given point, it may be negative.

Cash used in non-operating activities during the first nine months of 2003 resulted primarily from payments of notes payable to the bank. In addition, the Company purchased $451,000 of fixed assets primarily consisting of payments for the installation of the new enterprise software system. The implementation of the new enterprise software system will enable the Company to streamline operations, improve customer service and lower transaction costs.

The Company maintains an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of October 28, 2003, there are advances outstanding under this credit facility of $4,522,000. Based on the borrowing formula, the Company had the capacity to borrow an additional $3,478,000 as of October 28, 2003. The Company also maintains a $550,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of October 28, 2003, were $95,000. Both credit facilities are payable on demand and bear a variable rate of interest computed at the prime rate less 25 basis points.

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

Except for the historical information contained herein, the matters set forth in this release are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the continued long-term impact of the September 11, 2001 tragic events or similar events on the domestic preparedness market, continued low levels of spending for construction projects, the impact of insurance coverage on mold remediation, adverse weather conditions, inability to hire and train quality people or retain current personnel, changes in interest rates and strong or increased competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

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

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits - (31)(1) - Certification of Chief Executive Officer
                                    (31)(2) - Certification of Chief Financial Officer
                                    (32)(1) - Certification of Chief Executive Officer and Chief Financial Officer

              (b)  Reports on Form 8-K - Second quarter earnings release, filed July 31, 2003
                                                          Moore Medical Press Release, filed August 22, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial and accounting officer by the Registrant.

ABATIX CORP. (Registrant)

Date: October 30, 2003	By: /s/Frank J. Cinatl, IV
Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)