Form 10-K
period 2003-12-31
ABATIX CORP
filed 2004-03-30
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number - 1-10184

ABATIX CORP.
(Exact name of registrant as specified in its charter)

Delaware
 (State or other jurisdiction of incorporation or organization)

75-1908110
 (I.R.S. Employer Identification Number)

8201 Eastpoint Drive, Suite 500, Dallas, Texas
 (Address of principal executive offices)

75227
(Zip Code)

Registrant's telephone number, including area code:  (214) 381-0322

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:   Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2003 (based on the closing stock price on the Nasdaq Stock Market on such date) was approximately $3,531,000.

1,711,148 shares of common stock, $.001 par value, were issued and outstanding on March 26, 2004.

Portions of the Registrant’s proxy statement for its 2004 Annual Meeting of Stockholders are incorporated into Part III, herein, by this reference thereto.

PART I

Item 1. Business

(a)     Development of Business

Abatix Corp. (the “Company”) markets and distributes personal protection and safety equipment and durable and nondurable supplies predominantly to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, to the construction industry. The Company, through its wholly owned subsidiary, International Enviroguard Systems, Inc. (“IESI”), imports disposable clothing sold through the Company and other distribution companies not in direct competition with Abatix.

The Company began operations in May 1983 as an industrial safety supply company located in Dallas, Texas, and was originally incorporated in Texas as T&T Supply Company, Inc. in March 1984. To prepare for its initial public offering of its securities in March 1989, Abatix incorporated in Delaware on December 5, 1988 to effect and complete an Agreement and Plan of Merger with T&T Supply on December 9, 1988.

As opportunities to enter new markets arose over the years, the Company expanded geographically. The basic growth philosophy has been to find the right people, and then determine if the geographic market can support a full service sales office/distribution center. During our history, the following branches, beyond our initial Dallas location, have opened:

    o San Francisco – December 1988
    o Houston – February 1990
    o Los Angeles – August 1991
    o Phoenix – January 1993
    o Denver –February 1993
    o Seattle – January 1994
    o Las Vegas – December 1995

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

On April 6, 1999, the Company closed its Denver facility. The Denver facility had sales of approximately $353,000 for the year ended December 31, 1999. The Company did not incur any significant charges related to the shutdown.

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

The Company intends to expand and diversify the revenue base through hiring additional personnel, adding product lines, opening new locations and acquiring other companies, if appropriate. Furthermore, the Company maintains an e-commerce solution, including on-line ordering, to help solidify relationships with the existing customer base and expand its geographic presence.

(b)   Financial Information About Operating Segments

Information about the Company’s operating segments is included in the Notes to the Consolidated Financial Statements at Item 14.

(c)   Narrative Description of Business

Based on 2003 sales, approximately 47 percent of the Company’s products are sold to environmental contractors, 19 percent to construction related firms, 19 percent to the industrial safety market and 15 percent to other firms. The Company believes a majority of its sales for the foreseeable future will continue to be made to environmental contractors and considers its relationship with its customers to be excellent.

Environmental Industry

Asbestos Abatement Industry

Between 1900 and the early 1970’s, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries. In the mid-1980’s it was estimated that in the United States, approximately 20 percent of all buildings, excluding residences and schools, contained friable asbestos-containing materials that were brittle and were susceptible to the release of asbestos dust. Various diseases, such as asbestosis, lung cancer and mesothelioma, have been linked to the exposure to airborne asbestos. Through medical studies, the public has become aware of the diseases associated with asbestos.

Maintenance, repair, renovation or other activities can disturb asbestos-containing material and, if disturbed or damaged, asbestos fibers become airborne and pose a hazard to building occupants and the environment. In October 1986, Congress passed the Asbestos Hazard Emergency Response Act, which mandates inspections for asbestos, the adoption of asbestos abatement plans and the removal of asbestos from schools and facilities scheduled for renovation or demolition. In addition, state and local governments have also adopted asbestos-related regulations. Even with these federal, state and local regulations, budgetary constraints continue to limit the number and scope of asbestos abatement projects.

Lead Abatement Industry

The hazards of lead-based paint have been known for many years; however, the federal and state regulations requiring identification, disclosure and cleanup have been minimal. In early 1996, the Environmental Protection Agency (“EPA”) and the Department of Housing and Urban Development unveiled rules regarding lead-based paint in the residential markets. These rules give homebuyers the right to test for lead-based paint before any contracts are signed. In addition, although a landlord or home seller is not required to test for lead-based paint, the rules do require disclosure of such, if known.

Many asbestos abatement contractors added lead abatement to their range of services in an attempt to enter a market considered being in its infancy. The asbestos abatement contractors bring equipment, a trained labor force and experience working in a regulatory environment to the lead abatement industry; however, budgetary constraints also limit the number of these projects.

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

Although there are approximately 100,000 species of fungi, about 100 are considered to be pathogenic to humans. Currently, there are few regulations concerning mold levels or mold remediation. However, in 2003, the Institute of Inspection, Cleaning and Restoration Certification adopted S520, “Mold Remediation Standard and Reference Guide.” The S520 Standard describes the procedures to be followed and the precautions to be taken when performing mold remediation. This new Standard should help level the playing field as contractors removing mold now have some guidance.

Many asbestos and lead abatement contractors added mold remediation to their range of services. In addition, fire, water, and smoke restoration contractors added mold remediation to their range of services. The Company had very few sales to restoration contractors before the heightened awareness of mold. In late 2000, the Company began to see high levels of activity from this industry, primarily in Texas. The growth in this industry continued into the early part of the fourth quarter of 2002, but has since slowed significantly. This slowdown has occurred primarily because insurance laws in Texas changed to eliminate or limit the insurance companies’ exposure to mold liabilities, resulting in fewer projects being undertaken. While there has been some increased legal activity in states other than Texas, the limited liability on insurance policies has inhibited the growth of this industry.

Homeland Security

A December 2003 industry report published by U.S. Bancorp Piper Jaffray (“Piper Jaffray”) indicates the Security industry currently generates over $120 billion in annual revenue on a global basis and is expected to grow at 8.5 percent through 2006. The United States accounts for approximately $43 billion of the current global revenue and is projected to grow at approximately 7 percent reaching $60 billion in 2006. The Piper Jaffray report breaks down the industry into segments, and estimates the Personal Safety Products segment generates $4 billion in annual domestic revenue. In addition, this report depicts that funding for the Department of Homeland Security is approximately 50 percent of the total domestic revenue generated. While state and local governments account for some of the difference, the private sector is also considered to be a significant participant in this industry.

Seeing an opportunity to leverage our current product lines with some additional lines, including consulting and training, the Company entered the Homeland Security market in August 2002. Initially, much of the activity in this industry has been with the public sector attempting to outfit the first responders. Because these activities are broad in scope and tend to be large dollar orders, the purchasing departments for these governmental entities solicit bids and generally select the lowest product cost. In addition, the sales cycle tends to be long and can sometimes be unrewarding. To meet these challenges, we changed some of our processes to lower our costs related to these types of orders.

We are also working with the private sector businesses, which traditionally focus on the value Abatix provides, and less on the price of the product. Albeit small, we have been successful in selling to the private sector. As the economy continues to strengthen, we expect companies to invest more dollars in our products and services so their facilities and personnel are prepared. However, unless there are regulations mandating security products or another attack similar to September 11th, the private sector may not be willing to invest significant dollars.

Construction Tools Supply Industry

Besides the normal hand and power tools, and associated consumable parts, supplied to the construction industry, the EPA and Occupational Safety and Health Administration (“OSHA”) have also established certain rules and regulations governing the protection of the environment and the protection of workers in this industry.

Currently, the Company supplies the construction tools industry in its Las Vegas, Los Angeles, and Phoenix facilities and on a limited basis from its other facilities. This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets. The real estate industry initially declined after the events of September 11, 2001, stabilized in 2003 and has shown signs of improvement in early 2004. The Company anticipates this industry to improve in 2004 as the economy continues to improve.

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

Geographic Distribution of Business

The Company distributes over 20,000 industrial, construction tool, personal protection, safety and hazardous waste remediation products to over 5,000 active customers primarily located in the Southwest, Midwest, Pacific Coast, Alaska and Hawaii.

The Company maintains sales, distribution and warehouse centers in Los Angeles and San Francisco, California, Dallas and Houston, Texas, Phoenix, Arizona, Las Vegas, Nevada, and Seattle, Washington.

Equipment and Supplies

An estimated 37 percent of the Company’s current year sales were environmental products and 33 percent were safety products, while construction tools and supplies accounted for 17 percent. The remaining 13 percent of sales were miscellaneous products used by environmental contractors, construction contractors and industrial manufacturing facilities.

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns and customer inquiries. The Company maintains an inventory of disposable products and commodities as well as low cost equipment items. Approximately 80 percent of the Company’s sales are of disposable items and commodity products, which are sold to customers at unit prices ranging from under $1.00 to $50.00. The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to major product assemblies such as decontamination trailers which retail for approximately $15,000. The Company currently does not manufacture or lease any products. On a very limited scale, the Company provides warranty repair on certain equipment. The Company distributes, on a limited basis, disposable items under its own private label.

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

The Company also has a web site, www.abatix.com, which allows customers to place orders on-line. Currently the web site contains approximately 6,000 products. In addition to on-line ordering, the web site has current industry and Company information, including historical press releases and publicly-traded filings with the Security and Exchange Commission.

Backlog

Substantially all the Company’s products are shipped to customers within 48 hours following receipt of the order; therefore backlog is not material to the Company’s operations.

Inflation

The inflation rate for the U.S. economy has been relatively low over the past several years, with the 2003 inflation rate around 2 percent. The 2004 inflation rate is expected to be in this same range. The Company believes inflation has not been a substantial concern nor is it expected to have a material impact to the Company’s operations or profitability in the near term, if it remains stable. The Company anticipates increased cost in some of its products during 2004, but we anticipate we will be able to pass along these increases to our customers in the form of higher selling prices, thereby having little effect on product margins.

In addition, the Company, over the past several years, has battled deflation in the cost of many of its products, creating the environment of having to sell more units to generate an equivalent dollar sales volume. While it is not expected to be significant in 2004, we do expect some deflation in some of our products which could have a negative impact on dollar sales volumes.

Environmental Impact

The Company distributes a variety of products in the environmental industry which requires the Company to maintain Material Safety Data Sheets (“MSDS”) on file. These MSDS inform purchasers and users of any potential hazards which could occur if the products spill or leak. Although the Company provides no assurance, it reviews all products that could have a potential for environmental hazards and tries to ensure the products are safe for on site storage and distribution. The Company currently distributes no products it believes would create an environmental hazard if leaked or spilled and has safety procedures in place to minimize any impact if such an event occurred.

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

The Company’s profitability historically increases in the second and third quarters, relative to the first and fourth quarters. This increase in profitability is attributable to the small increase in revenues during the second and third quarters without the corresponding increase in costs, as fixed costs represent a majority of total general and administrative costs.

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

Employees

As of February 28, 2004, the Company employed a total of 100 full time, non-union employees including 3 executive officers, 20 managers, 51 administrative and marketing personnel and 26 clerical and warehouse personnel. The Company believes relations with its employees are excellent.

Item 2.   Description of Properties

The Company’s headquarters are located in Dallas, Texas and occupy approximately 8,100 square feet of leased general office space. This lease expires in February 2005. As of December 31, 2003, the seven distribution facilities lease a total of 172,766 square feet of general office and warehouse space. These facilities range in size from 9,090 square feet to 31,675 with leases expiring between December 2004 and July 2010.

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
	Common Stock
	Bid Price
2002	High	Low
First Quarter	$5.89	$3.68
Second Quarter	6.96	5.00
Third Quarter	5.70	4.46
Fourth Quarter	6.84	4.26

2003
First Quarter	$8.50	$5.01
Second Quarter	6.24	4.20
Third Quarter	5.29	3.97
Fourth Quarter	4.32	3.45

On March 23, 2004, the closing price for the common stock was $3.90.

  As of March 23, 2004, the approximate number of holders of record of the Company's common stock was approximately 200.
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

	Year Ended December 31,
	2003	2002	2001	2000	1999
Selected Operating Results:
Net sales	$ 48,893	$ 59,801	$ 54,726	$ 47,987	$ 44,576
Gross profit	$ 14,050	$ 17,437	$ 15,384	$ 12,982	$ 12,217
Earnings before cumulative effect
of change in accounting principle	$ 61	$ 1,345	$ 1,206	$ 598	$ 461
Cumulative effect of change in accounting principle [a]	-	(492)	-	-	-
Net earnings bc	$ 61	$ 853	$ 1,206	$ 598	$ 461
Basic and diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$ .04	$ .79	$ .70	$ .35	$ .26
Cumulative effect of change in accounting principle[a]	-	(.29)	-	-	-
Net earningsbc	$ .04	$ .50	$ .70	$ .35	$ .26
Basic and diluted weighted average shares outstanding	1,711	1,711	1,711	1,711	1,779

	As of December 31,
	2003	2002	2001	2000	1999
Selected Balance Sheet Data:
Current assets	$ 14,617	$ 15,602	$ 14,529	$ 12,075	$ 13,220
Current liabilities	7,590	8,461	8,603	7,411	9,171
Total assets	16,342	17,152	16,441	14,042	15,204
Total liabilities	7,590	8,461	8,603	7,411	9,171
Retained earnings	8,432	8,371	7,518	6,312	5,714
Stockholders' equity	8,752	8,691	7,838	6,631	6,033

        aThe cumulative effect of change in accounting principle resulted from the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 142 "Goodwill and Other Intangible Assets." See Item 7 for further details.

        b The 2001 and 2002 results include the increase in sales related to the affects of Tropical Storm Allison in Texas. In addition, the Company, primarily in the Texas markets, experienced a significant growth in sales related to the increased awareness of toxic molds in homes and buildings. The 2003 results reflect the decline in mold remediation sales.

        c The 1999 results include the closure of the Company’s Denver facility which occurred in April 1999. In addition, the 1999 results include the acquisitions of Keliher Hardware in January 1999 and North State Supply Co. of Phoenix in June 1999. See Item 1 for further details.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

This discussion and analysis of our results of operations and financial condition is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects.

The Company is a supplier of mainly safety related products to workers. We operated seven fully-stocked distribution facilities/sales offices in the western and southwest part of the United States. Historically, the most reliable method of profitable growth has been opening new locations. The significant decline in revenues in 2003 was unexpected and, although we remained profitable, we were not able to match our costs to those declining revenues as quickly.

Our goals for 2004 are to produce top line growth as well as improved profitability. Geographic expansion as well as organic growth will be critical to our top line growth. In addition, the Company will need to further reduce costs to stay competitive. Approximately 80 percent of our selling, general and administrative costs are in three categories – labor related costs, rent and freight. We plan to evaluate our staffing needs and benefit programs to ensure we have the best people in the industry and that they are compensated fairly. In addition, we will review our facility leases as they renew and our fixed costs and attempt to do more with less space through the use of better logistics. Finally, we will review our negotiated deals with freight companies to ensure we are receiving the best service for the best price and pass on, where appropriate, the costs to our customers.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Consolidated net sales for the year ended December 31, 2003, decreased 18 percent to $48,893,000 from 2002. The Abatix operating segment net sales declined 19 percent to $46,933,000 in 2003 and the IESI operating segment net sales decreased 3 percent to $1,961,000 in 2003. The decrease in revenue at the Abatix operating segment is primarily attributable to the decline in insurance coverage related to molds in homes and buildings throughout the U.S. In 2002 the Texas Insurance Commission limited the insurance companies’ liability related to mold which would naturally decrease the number of mold related jobs performed by our customers. At that time, the consensus from people in the industry was the backlog of mold related jobs was sufficient to last two years. In actuality, the decline was more severe than anticipated. Between the fourth quarter 2002 and the second quarter 2003, the Company experienced a 60% decline in mold remediation sales.

The decline in sales at the Abatix operating segment was also attributed to the general U.S. economic conditions and the real estate conditions in our local markets. As the economy recovers, spending for new construction and production at industrial manufacturing facilities should improve and positively impact our business.

The decline in sales at IESI was primarily due to the loss of business at two large customers, partially offset by adding new customers during the year. The loss of business resulted from one customer being purchased and the other customer losing a large contract which used IESI products.

The Company entered the homeland security industry in late 2002 and invested a significant amount of resources to this market. The private sector was projected to spend more than the public sector and with our ability to build relationships, we could capture a share of the private security dollars. To date, the private sector has remained a small player in our portion of this industry. The public sector has been the predominant customer, however most of their orders are bid upon by numerous suppliers. While we have been active in the bidding of these products and have won several bids, these orders are generally at lower prices than the private sector. We anticipate the private sector will spend more money on our products as the general economic conditions improve.

During the first quarter of 2004, the Company experienced some unexpected personnel turnover. While this turnover will have a short-term impact on our operations, the Company has already taken appropriate action and hired replacements that should mitigate any long-term issues.

Gross profit for 2003 of $14,050,000 decreased 19 percent from gross profit in 2002 due to decreased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2003 and 2002. Although overall margins are expected to remain at their current levels in 2004, competitive pressures could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for 2003 of $13,719,000 decreased 9 percent over 2002. The decrease in selling, general and administrative expenses is due primarily to decreased selling costs, primarily commissions, caused by the lower sales volume. These expenses were 28 percent and 25 percent of sales for 2003 and 2002, respectively. Due to the lower sales volume that occurred in 2003, the Company made several adjustments to its staffing levels during 2003, the full impact of which will be included in 2004. However, many of the Company’s costs are fixed and unless some of these fixed costs are reduced or eliminated, selling, general and administrative expenses will be in the 26 to 27 percent range for 2004.

Interest expense of $179,000 decreased $52,000 from 2002 primarily due to lower interest rates and lower borrowings. The Company’s credit facilities are variable rate notes tied to the lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

In the first quarter of 2002, the Company implemented FASB Statement No. 142. Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for annual impairment testing of existing goodwill and other intangibles. Upon adoption of Statement No. 142, the Company ceased amortizing goodwill and performed an impairment review of its goodwill balance. Based on the review performed, the Company recorded a goodwill impairment charge for the full amount of $819,841, net of an income tax benefit of $327,900.

Net earnings for the year ended December 31, 2003, of $61,000 or $.04 per share decreased $792,000 from net earnings of $853,000 or $.50 per share in 2002. The decrease in net earnings is primarily due to the lower sales volume in 2003 without a corresponding decrease in selling, general and administrative expenses.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated net sales for the year ended December 31, 2002, increased 9 percent to $59,801,000 from 2001. The Abatix operating segment net sales grew 10 percent to $57,774,000 in 2002 and the IESI operating segment net sales decreased 10 percent to $2,027,000 in 2002. The increase in revenue at Abatix was primarily attributable to the expanding awareness of toxic molds in homes and buildings throughout the U.S., partially offset by a decline in revenues to the construction and industrial manufacturing industries. The decrease in IESI revenue is due to the exit from a distribution channel during the second quarter of 2001.

Gross profit for 2002 of $17,437,000 increased 13 percent from 2001 due to increased sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 29 percent for 2002 and 28 percent for 2001.

Selling, general and administrative expenses for 2002 of $15,000,000 increased 15 percent over 2001. The increase in selling, general and administrative expenses is due primarily to increased labor costs in anticipation of continued growth. These expenses were 25 percent and 24 percent of sales for 2002 and 2001, respectively.

Interest expense of $231,000 decreased $149,000 from 2001 interest expense primarily due to lower interest rates. The Company’s credit facilities are variable rate notes tied to the Company’s lending institution’s prime rate.

In the first quarter of 2002, the Company implemented FASB Statement No. 142. Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for annual impairment testing of existing goodwill and other intangibles. Upon adoption of Statement No. 142, the Company ceased amortizing goodwill and performed an impairment review of its goodwill balance. Based on the review performed, the Company recorded a goodwill impairment charge for the full amount of $819,841, net of an income tax benefit of $327,900.

Net earnings for the year ended December 31, 2002, of $853,000 or $.50 per share decreased $353,000 from net earnings of $1,206,000 or $.70 per share in 2001. The decrease in net earnings is primarily due to the implementation of FASB Statement No. 142.

Liquidity and Capital Resources

Historically, the Company’s working capital requirements, when sales are increasing, result from the growth of its accounts receivable and inventories and purchases of fixed assets. To fund these requirements, the Company uses earnings, net of non-cash charges, increases in accounts payable and accrued expenses and borrowings from its lines of credit. With a decline in sales, as in 2003, the Company’s cash requirements result from purchases of property and equipment and repayments on its lines of credit. To fund these requirements, the Company uses its earnings, net of non-cash charges, and its decrease in accounts receivable.

Net cash provided by operations during 2003 of $1,247,000 resulted from net earnings adjusted for non-cash charges and the decrease in accounts receivable resulting from the lower sales, partially offset by a decrease in accrued expenses. Cash flow from operations for the entire year of 2004 is expected to be positive, although at any given point, it may be negative. The Company’s accounts receivable collection days and inventory turns have not fluctuated significantly over the past several years. Therefore, corresponding with the sales decline in 2003, the accounts receivable and, to a lesser extent, inventory have declined as well.

Cash requirements for non-operating activities during 2003 resulted primarily from the purchases of property and equipment. In addition, the Company was able to pay down its working capital line of credit as a result of the cash generated from collection of accounts receivable and lower inventory amounts. The equipment purchases in 2003 were primarily related to the new computer system any new locations.

Contractual Obligations

The following table presents the Company’s total contractual obligations for which cash flows are fixed or determinable (in thousands).

	2004	2005	2006	2007	2008	2009	2010	Total
Contractual obligations:
Operating leases	$ 1,182	$ 730	$ 445	$ 190	$ 118	$ 118	$ 117	$ 2,900
Working capital line of credit	4,426	-	-	-	-	-	-	4,426
Equipment notes	52	31	14	-	-	-	-	97
Employment contracts	432	-	-	-	-	-	-	432
Computer system	88	-	-	-	-	-	-	88
Open purchase orders	633	-	-	-	-	-	-	633
Office equipment leases	19	1	-	-	-	-	-	20
Total contractual obligations	$ 6,832	$ 762	$ 459	$ 190	$ 118	$ 118	$ 117	$ 8,596

Commentary:

  The Company’s working capital line of credit agreement includes a feature that allows the bank to call the debt; therefore, the debt is classified as a current liability on the Consolidated Balance Sheets and included above. This line of credit contains no defined payment schedule.

  The Company’s equipment notes are comprised of term notes of 36 to 60 months in length. These term notes also have a call feature, and therefore are classified as current liabilities on the Consolidated Balance Sheets.

  The Company has employment agreements with two officers. Generally, these agreements cover two years, with the current agreement set to expire at the end of 2004.

  As part of the negotiation of the Company’s new computer system which was implemented on December 1, 2003, the Company deferred payment of $88,000 until May 1, 2004.

  The open purchase orders represent amounts the Company anticipates will become payable within the next year, primarily for saleable product.

The Company is exploring geographic expansion for 2004. A new location would require approximately $100,000 in fixed asset purchases, comprised of computers, office furniture, warehouse racking and potentially a delivery vehicle. In addition, cash will also be required to stock this location with product and to finance the customers’ purchases. Cash flow from operations and borrowings on our lines of credit will be used to finance any new location.

With the exception of opening locations, other fixed asset purchases anticipated for 2004 will include primarily replacement of computers, office furniture and delivery vehicles.

The Company has an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000. As of March 24, 2004, there are advances outstanding under this credit facility of $5,178,000. Based on the borrowing formula, calculated as of February 29, 2004, the Company had the capacity to borrow up to $7,393,000. The Company also maintains a $500,000 capital equipment credit facility providing for borrowings at 80 percent of cost on purchases. The advances outstanding under this credit facility as of March 24, 2004, were $77,000. Both credit facilities are payable on demand and bear a variable rate of interest tied to the prime rate.

Management believes the Company’s current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months. In the event the Company pursues acquisitions or a more aggressive growth strategy, it will most likely be unable to use its common stock as payment or as a source of cash. Therefore, the Company might need to negotiate with a lender to secure additional borrowings to be used to achieve those plans.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no impact on the Company.

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

On January 1, 2003, the FASB issued Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. The adoption of FIN 45 has had no impact on the Company.

In May 2003, FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 requires that certain instruments classified as part of stockholders’ equity or between stockholders’ equity and liabilities be classified as liabilities. In October 2003, the FASB deferred indefinitely a provision of this Statement that would have required certain minority interests in less than 100 percent owned subsidiaries to be classified as liabilities. The Company has no instruments that would be affected by Statement No. 150.

In December 2003, the FASB issued FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” (“FIN 46R”). FIN 46R requires consolidation of entities in which the Company is the primary beneficiary, despite not having voting control. Likewise, it does not permit consolidation of entities in which the Company has voting control but is not the primary beneficiary. The adoption of FIN 46R has had no impact on the Company.

Critical Accounting Policies

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A summary of these policies is included in Note 1 of the Notes to the Consolidated Financial Statements.

Certain policies require the Company to make significant and subjective estimates and assumptions, which are sensitive to deviations from actual results. In particular, the Company makes estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable. Since there were no events or changes in circumstances to indicate the carrying value of long-lived assets were impaired, the Company recorded no adjustment to the carrying value of these assets. The Company does not expect events or circumstances to significantly change, thereby affecting the carrying value of long-lived assets.

In addition, the Company has estimated the net realizable value of accounts receivable by evaluating the current pool of accounts receivable in light of past experience and current knowledge of its customer base. The Company believes the reserves recorded in the financial statements are adequate for potential credit losses. It is possible the accuracy of the estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time or if the health of the economy or the markets served by the Company deteriorates.

The Company also evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Since the Company’s working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk. Based on the Company’s debt at December 31, 2003 and 2002, an increase of 100 basis points in the United States prime rate would have negatively impacted the Company’s net earnings for the years then ended by $27,000 and $30,000, respectively.

Except for the historical information contained herein, the matters set forth in this Form 10-K are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: an attack similar to the one of September 11, 2001, the long-term impact of insurance coverage on mold remediation jobs, adverse weather conditions, inability to hire and train quality people or retain current personnel, changes in interest rates or strong competition. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included under Item 14(a)(l) and (2) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective as of December 31, 2003. On December 1, 2003, the Company implemented a new computer software system that includes an integrated general ledger package. This implementation did not significantly affect the Company’s disclosure controls and procedures. Other than the new computer software system, there have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

This Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2003.

Item 11. Executive Compensation

This Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2003.

Item 13. Certain Relationships and Related Transactions

This Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2003.

Item 14. Principal Accounting Fees and Services

This Item 14 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than one hundred twenty (120) days after December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1 and 2. Consolidated Financial Statements and Financial Statement Schedule

The consolidated financial statements and financial statement schedule listed on the index to consolidated financial statements on page F-l are filed as part of this Form l0-K.

(b)	Reports on Form 8-K
(i) Third quarter 2003 earnings release, furnished on October 31, 2003
(ii) Resignation of Daniel M. Birnley as director, filed January 29, 2004

(c)	Exhibits

(2)(a)	Agreement of Merger filed as Exhibit (2) to the Registration Statement on Form S-18, filed January 11, 1989, and herein incorporated by reference.

(2)(b)	Asset Purchase Agreement filed as Exhibit (2)(b) to the Report on Form 8-K, filed October 19, 1992, and herein incorporated by reference.

(2)(c)	Asset Purchase Agreement for Keliher Hardware Company filed as exhibit (2)(c) to the Report on Form 10-K for the year ended December 31, 1998, and herein incorporated by reference.

(2)(d)	Asset Purchase Agreement for North State Supply Co. of Phoenix filed with Report on Form 8-K on June 15, 1999, and herein incorporated by reference.
(3)(a)(1)	Certificate of Incorporation filed as Exhibit (3)(a)(1) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(i)(a) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995, and herein incorporated by reference.

(3)(a)(2)	Certificate of Amendment of Certificate of Incorporation filed as Exhibit (3)(a)(2) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(i)(b) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995, and herein incorporated by reference.

(3)(a)(3)	Certificate of Amendment of Certificate of Incorporation filed as Exhibit (3)(i)(c) to the Form 10-Q for the quarter ended December 31, 1995, filed November 9, 1995; filed electronically as Exhibit 3(i)(c) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995, and herein incorporated by reference.

(3)(b)	Bylaws filed as Exhibit (3)(b) to the Registration Statement on Form S-18, filed January 11, 1989; filed electronically as Exhibit 3(ii) to the Form 10-Q for the quarter ended December 31, 1995, filed on November 9, 1995, and herein incorporated by reference.

(4)(a)	Specimen Certificate of Common Stock filed as Exhibit (4)(a) to the Registration Statement on Form S-18, filed January 8, 1989, and herein incorporated by reference.

(4)(b)	Specimen of Redeemable Common Stock Purchase Warrant filed as Exhibit (4)(b) to the Registration Statement on Form S-18, filed February 9, 1989, and herein incorporated by reference.

(10)(a)(v)	Employment Agreement with Terry W. Shaver effective January 1, 2003.

(10)(b)(v)	Employment Agreement with Gary L. Cox effective January 1, 2003.

(10)(e)(iii)	Demand Credit Facility with Comerica Bank-Texas extension, renewal and increase dated September 22, 1994 filed as Exhibit (10)(e)(iii) to the Report on Form 10-K for the year ended December 31, 1994, and herein incorporated by reference.

(22)	Information Statement dated September 1, 1995 filed as Exhibit (22) to the Report on Form 10-K for the year ended December 31, 1995, and herein incorporated by reference.

(23)	Consent of Independent Auditors.*

(31)(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").*

(31)(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

(32)(a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

(32)(b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

* Filed herewith as part of the Company’s electronic filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 26th day of March, 2004.

ABATIX CORP. (Registrant)
By: /s/ Terry W. Shaver
Terry W. Shaver
President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Terry W. Shaver	President, Chief Executive Officer	March 26, 2004
Terry W. Shaver	and Director (Principal Executive Officer)

/s/ Gary L. Cox	Executive Vice President,	March 26, 2004
Gary L. Cox	Chief Operating Officer and Director

/s/ Donald N. Black	Director	March 26, 2004
Donald N. Black

/s/ Eric A. Young	Director	March 26, 2004
Eric A. Young

/s/ Frank J. Cinatl	Vice President, Chief Financial Officer	March 26, 2004
Frank J. Cinatl, IV	and Director (Principal Accounting Officer)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Corp. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
March 5, 2004

ABATIX CORP. AND SUBSIDIARY

Consolidated Balance Sheets
Years ended December 31, 2003 and 2002

Assets	2003	2002
Current assets:
Cash	$176,078	$19,642
Trade accounts receivable, net of allowance for
doubtful accounts of $277,830 in 2003
and $390,910 in 2002 (note 3)	7,187,563	8,392,300
Inventories (note 3)	5,954,414	6,165,125
Prepaid expenses and other assets	842,498	786,190
Refundable income taxes	204,894	22,413
Deferred income taxes (note 4)	251,522	216,170
Total current assets	14,616,969	15,601,840
Receivables from employees	-	1,275
Property and equipment, net (notes 2 and 3)	1,293,608	1,091,915
Deferred income taxes (note 4)	350,748	380,544
Other assets	80,450	76,742
	$16,341,775	$17,152,316

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable (note 3)	$4,523,290	$4,984,540
Accounts payable	2,510,319	2,537,847
Accrued compensation	117,849	322,518
Other accrued expenses	438,266	616,551
Total current liabilities	7,589,724	8,461,456

Stockholders' equity (note 5):
Preferred stock - $1 par value, 500,000 shares
authorized; none issued	-	-
Common stock - $.001 par value, 5,000,000 shares
authorized; issued 2,437,314 shares in 2003 and 2002	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,432,396	8,371,205
Treasury stock at cost, 726,166 common shares
in 2003 and 2002	(2,257,342)	(2,257,342)
Total stockholders' equity	8,752,051	8,690,860
Commitments and contingencies (note 9)
	$16,341,775	$17,152,316

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net sales	$ 48,893,420	$ 59,801,175	$ 54,726,290
Cost of sales	34,843,222	42,364,236	39,342,062
Gross profit	14,050,198	17,436,939	15,384,228

Selling, general and administrative expenses	(13,718,525)	(14,999,741)	(12,990,978)
Operating profit	331,673	2,437,198	2,393,250
Other income (expense):
Interest expense	(178,857)	(230,605)	(380,139)
Other, net	773	2,212	(27,349)
Earnings before income taxes	153,589	2,208,805	1,985,762

Income tax expense (note 4)	(92,398)	(863,683)	(779,411)
Earnings before cumulative effect of change
in accounting principle	61,191	1,345,122	1,206,351
Cumulative effect of change in accounting
principle, net of tax of $327,900 (note 1)	-	(491,941)	-
Net earnings	$ 61,191	$ 853,181	$ 1,206,351

Basic and diluted earnings per common share:
Earnings before cumulative effect of change in
accounting principle	$ .04	$ .79	$ .70
Cumulative effect of change in accounting
principle, net of tax (note 1)	-	(.29)	-
Net earnings	$ .04	$ .50	$ .70

Basic and diluted weighted average shares
outstanding	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2000	2,437,314	$ 2,437	$ 2,574,560	$ 6,311,673	726,166	$ (2,257,342)	$ 6,631,328
Net earnings	-	-	-	1,206,351	-	-	1,206,351
Balance at December 31, 2001	2,437,314	2,437	2,574,560	7,518,024	726,166	(2,257,342)	7,837,679
Net earnings	-	-	-	853,181	-	-	853,181
Balance at December 31, 2002	2,437,314	2,437	2,574,560	8,371,205	726,166	(2,257,342)	8,690,860
Net earnings	-	-	-	61,191	-	-	61,191
Balance at December 31, 2003	2,437,314	$ 2,437	$ 2,574,560	$ 8,432,396	726,166	$ (2,257,342)	$ 8,752,051

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$ 61,191	$ 853,181	$ 1,206,351
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	-	819,841	-
Depreciation and amortization	426,318	469,125	590,731
Deferred income taxes	(5,556)	(306,195)	183,831
Provision for losses on receivables	265,289	134,911	79,536
Provision for obsolescence of inventory	141,280	147,941	168,878
Loss/(gain) on disposal of assets	2,354	3,040	(19,158)
Changes in operating assets and liabilities, net of
business acquisitions:
Receivables	939,448	(1,074,228)	(1,161,100)
Inventories	69,431	(142,256)	(1,214,961)
Prepaid expenses and other assets	(56,308)	(69,216)	(420,720)
Refundable income taxes	(182,481)	(22,413)	-
Other assets, primarily deposits	(3,708)	(11,892)	(4,128)
Accounts payable	(27,528)	374,468	(255,091)
Accrued expenses	(382,954)	(142,531)	423,813
Net cash provided by (used in) operating activities	1,246,776	1,033,776	(422,018)

Cash flows from investing activities:
Purchase of property and equipment	(630,365)	(660,405)	(620,679)
Proceeds from sale of property and equipment	-	-	19,944
Advances to officers and employees	(4,671)	(6,207)	(20,043)
Collection of advances to officers and employees	5,946	12,608	27,300
Net cash used in investing activities	(629,090)	(654,004)	(593,478)

Cash flows from financing activities:
Borrowings on notes payable	14,347,800	16,608,056	17,226,585
Repayments on notes payable	(14,809,050)	(16,982,029)	(16,202,924)
Net cash (used in) provided by financing activities	(461,250)	(373,973)	1,023,661

Net increase in cash	156,436	5,799	8,165
Cash at beginning of year	19,642	13,843	5,678
Cash at end of year	$ 176,078	$ 19,642	$ 13,843

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)        Summary of Significant Accounting Policies

  General

  Abatix Corp. (“Abatix”) and subsidiary (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, the construction industry. At December 31, 2003, the Company operated seven sales and distribution centers in five states. Abatix’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through Abatix’s distribution channels and through other distributors.

  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The accompanying consolidated financial statements include the accounts of Abatix and IESI. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency in presentation.

  Inventories

  Inventories consist of materials and equipment for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
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
  Revenue Recognition

  Revenue is recognized when the goods are shipped. Shipping fees billed to customers are included in net sales. The costs related to these shipping fees, which are included in selling, general and administrative expense, were $1,160,000, $1,254,000 and $1,026,400 for the years ended December 31, 2003, 2002 and 2001, respectively.
  Earnings per Share

  Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive potential common shares. As of December 31, 2003, 2002 and 2001, there were no dilutive securities outstanding. Basic earnings per share and diluted earnings per share amounts were equal for the years ended December 31, 2003, 2002, and 2001.
  Statements of Cash Flows

  For purposes of the Statements of Cash Flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2003 or 2002.

  The Company paid interest of $181,214, $235,235 and $393,602 in 2003, 2002, and 2001, respectively, and income taxes of $294,812, $1,029,199 and $524,176 in 2003, 2002, and 2001, respectively.

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
  Goodwill

  Goodwill represents the excess of purchase price over the fair value of net assets acquired. Amortization was provided in 2001 using the straight-line method over estimated useful lives of three and ten years.

  In the first quarter of 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets.” Statement No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the Statement includes provisions for annual impairment testing of existing goodwill and other intangibles. Upon adoption of Statement No. 142, the Company ceased amortizing goodwill and performed an impairment review of its goodwill balance. Based on the review performed, the Company recorded an impairment charge for the full goodwill amount of $819,841, net of an income tax benefit of $327,900. The following pro forma disclosure presents earnings and earnings per share as if the goodwill requirements of Statement No. 142 had been adopted as of January 1, 2001.
	Year Ended December 31,
	2003	2002	2001
Reported net earnings	$ 61,191	$ 853,181	$ 1,206,351
Goodwill amortization, net of tax	-	-	94,512
Cumulative effect of change of accounting
principle, net of tax	-	491,941	-
Adjusted net earnings	$ 61,191	$ 1,345,122	$ 1,300,863
Basic and diluted earnings per common share:
Reported net earnings	$ .04	$ .50	$ .70
Goodwill amortization, net of tax	-	-	.06
Cumulative effect of change in accounting
principle, net of tax	-	.29	-
Adjusted net earnings	$ .04	$ .79	$ .76

  New Accounting Standards

  In June 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no impact on the Company.

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

  On January 1, 2003, the FASB issued Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. The adoption of FIN 45 has had no impact on the Company.

  In May 2003, FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 requires that certain instruments classified as part of stockholders’ equity or between stockholders’ equity and liabilities be classified as liabilities. In October 2003, the FASB deferred indefinitely a provision of this Statement that would have required certain minority interests in less than 100 percent owned subsidiaries to be classified as liabilities. The Company has no instruments that would be affected by Statement No. 150.

  In December 2003, the FASB issued FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” (“FIN 46R”). FIN 46R requires consolidation of entities in which the Company is the primary beneficiary, despite not having voting control. Likewise, it does not permit consolidation of entities in which the Company has voting control but is not the primary beneficiary. The adoption of FIN 46R has had no impact on the Company.

(2)       Property and Equipment

Property and equipment consists of the following at December 31, 2003 and 2002:

	Estimated
	Useful Life	2003	2002
Furniture and equipment	3 - 8 years	$2,694,718	$2,206,535
Transportation equipment	3 - 5 years	468,628	468,166
Leasehold improvements	3 - 5 years	435,416	436,300
		3,598,762	3,111,001
Less accumulated depreciation and amortization		(2,305,154)	(2,019,086)
Net property and equipment		$1,293,608	$1,091,915

(3)       Notes Payable to Bank

At December 31, 2003, the Company had two lines of credit with a bank. The working capital facility allows the Company to borrow up to 80 percent of the book value of eligible trade receivables plus the lesser of 40 percent of eligible inventory or $2,000,000, up to a maximum of $8,000,000. Under this formula, the Company had the ability to borrow $6,631,000 at December 31, 2003, of which approximately $4,426,000 was used. A capital equipment facility provides for individual borrowings, aggregating up to $500,000, at 80 percent of the purchased equipment’s cost. At December 31, 2003, the Company had borrowed approximately $86,000 on this facility. Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest. Both credit facilities are payable on demand and bear a variable rate of interest based on the prime rate. As of December 31, 2003 and 2002, the Company’s rate of interest on these agreements was 3.75 percent and 4.00 percent, respectively. These credit facilities are secured by accounts receivable, inventories and equipment.

The Company has a note payable to Ford Motor Credit Corporation secured by one of the Company’s vehicles. The note is for 36 months and carries a 0% interest rate. At December 31, 2003, the balance owed was approximately $11,000.

(4)       Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of:

	2003	2002	2001
Current:
Federal	$ 68,324	$ 703,221	$ 494,613
State	29,630	138,757	100,967
Deferred:
Federal	(4,722)	(260,266)	156,256
State	(834)	(45,929)	27,575
Total income tax expense	$ 92,398	$ 535,783	$ 779,411

A reconciliation of expected federal income tax expense (based on the U.S. corporate income tax rate of 34 percent) to actual income tax expense for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Expected income tax expense	$ 52,220	$ 472,248	$ 675,159
State income taxes, net of related federal tax benefit	19,006	45,651	94,214
Nondeductible meals, entertainment expense	16,780	14,892	15,609
Other	4,392	2,992	(5,571)
Actual income tax expense	$ 92,398	$ 535,783	$ 779,411

The state income taxes in 2003 are higher than expected because Texas is not a unitary state and excludes certain deductions in calculating the Texas franchise tax.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 follow:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$ 111,132	$ 156,364
Inventory	269,199	159,411
Goodwill, due to differences in amortization periods	339,328	372,038
Property and equipment, principally due to differences in depreciation	11,420	8,506
Total gross deferred tax assets	731,079	696,319
Deferred tax liabilities - prepaid expenses	(128,809)	(99,605)
Net deferred tax assets	$ 602,270	$ 596,714

Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets. Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

(5)       Stockholders' Equity

The Board of Directors authorized the acquisition of up to 726,500 shares of the Company’s common stock. The Company has acquired 726,166 shares that are held as treasury shares.

(6)       Benefit Plans

The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company deduct and contribute a portion of their compensation to the plan. The Company, at its discretion, matches a portion of employee contributions to the plan. Contributions by the Company to the 401(k) plan aggregated $115,262, $115,617 and $50,046 during 2003, 2002 and 2001, respectively.

(7)       Fair Value of Financial Instruments

The reported amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying value of notes payable to bank approximates fair value because these instruments bear interest at current market rates. Although the note payable to Ford Motor Credit Corporation bears zero interest, the current balance of the note approximates fair value because of its short term and low interest rates.

(8)       Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Abatix and IESI. The Abatix operating segment includes seven aggregated branches, principally engaged in distributing environmental, safety, homeland security and construction supplies to contractors and industrial manufacturing facilities in the western half of the United States and the Company’s corporate operations. The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States.

The accounting policies are consistent in each operating segment as described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant noncash items.

	Abatix	IESI	Totals
2003
Sales from external customers	$ 46,932,862	$ 1,960,558	$ 48,893,420
Intersegment sales	-	565,157	565,157
Interest expense	178,857	-	178,857
Depreciation and amortization	424,915	1,403	426,318
Segment profit (loss)	(38,545)	388,443	349,898
Segment assets	14,900,767	1,519,044	16,419,811
Capital expenditures	612,415	17,950	630,365

2002
Sales from external customers	$ 57,773,848	$ 2,027,327	$ 59,801,175
Intersegment sales	-	429,930	429,930
Interest expense	230,605	-	230,605
Depreciation and amortization	466,109	3,016	469,125
Segment profit	2,046,304	378,760	2,425,064
Segment assets	16,662,281	548,037	17,210,318
Capital expenditures	658,335	2,070	660,405

2001
Sales from external customers	$ 52,461,190	$ 2,265,100	$ 54,726,290
Intersegment sales	-	566,315	566,315
Interest expense	380,139	-	380,139
Depreciation and amortization	586,873	3,858	590,731
Segment profit	1,965,099	449,622	2,414,721
Segment assets	15,974,173	564,477	16,538,650
Capital expenditures	620,679	-	620,679

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	2003	2002	2001
Profit for reportable segments	$ 349,898	$ 2,425,064	$ 2,414,721
Elimination of intersegment profits	(18,225)	12,134	(21,471)
Earnings before income taxes	$ 331,673	$ 2,437,198	$ 2,393,250

Total assets for reportable segments	$ 16,419,811	$ 17,210,318	$ 16,538,650
Elimination of intersegment assets	(78,036)	(58,002)	(97,479)
Total assets	$ 16,341,775	$ 17,152,316	$ 16,441,171

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During 2003, 2002 and 2001, no single customer accounted for more than 10 percent of net sales, although sales to environmental contractors were approximately 47 percent, 55 percent and 49 percent of consolidated net sales in 2003, 2002 and 2001, respectively. A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10 percent of purchases, two product classes accounted for greater than 10 percent of sales. One product class accounted for approximately 9 percent, 11 percent and 14 percent of net sales in 2003, 2002 and 2001, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price. The second product class accounted for 13 percent, 12 percent and 9 percent of net sales in 2003, 2002 and 2001, respectively. This product class is comprised of many vendors, none of which control the market.

(9)        Commitments and Contingencies

The Company leases warehouse and office facilities under long-term noncancelable operating leases expiring at various dates through July 2010. The following is a schedule of future minimum lease payments under these leases as of December 31, 2003:

2004	$ 1,201,086
2005	731,159
2006	445,105
2007	189,636
2008	117,732
Thereafter	235,464
$ 2,920,182

Rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $1,181,499, $1,199,089 and $1,016,209, respectively.

The Company has employment agreements with two officers, both of which expire at the end of 2004. The agreements provide for minimum aggregate cash compensation of $432,000 in 2004.

(10)      Selected Quarterly Data (unaudited)

	Quarter
2003	First	Second	Third	Fourth[a]	Total
Net sales	$12,850,036	$12,774,139	$12,359,999	$10,909,246	$48,893,420
Gross profit	3,783,352	3,731,354	3,546,137	2,989,355	14,050,198
Operating profit	254,788	90,226	162,039	(175,380)	331,673
Net earnings (loss)	115,977	23,454	75,029	(153,269)	61,191
Basic and diluted earnings (loss) per common share	..07	..01	..05	(.09)	.04

2002
Net sales	$13,950,623	$15,943,861	$16,302,440	$13,604,251	$59,801,175
Gross profit	4,023,393	4,642,338	4,776,203	3,995,005	17,436,939
Operating profit	401,684	696,564	875,825	463,125	2,437,198
Net (loss) earnings	(277,072)	397,221	492,032	241,000	853,181
Basic and diluted (loss) earnings per common share [b]	(.16)	.23	.29	.14	..50

aThe loss in the fourth quarter of 2003 primarily relates to the decline in mold sales during 2003 without a corresponding decline in costs. When this decline in sales to mold remediation customers was deemed permanent, certain costs were reduced, however, certain other fixed costs could not be reduced.

b The loss for the first quarter of 2002 relates to required implementation of FASB Statement No. 142. See Note 1 for further details.

Schedule II

ABATIX CORP. AND SUBSIDIARY

Valuation and Qualifying Accounts
Years ended December 31, 2003, 2002 and 2001

		Additions
	Balance at	charged to				Balance
	beginning	costs and				at end
	of year	expenses	Other	Deductions		of year
Year ended December 31:
Allowance for Doubtful Accounts:
2003	$ 390,910	265,289	-	378,369	A	$ 277,830
2002	$ 447,037	134,911	-	191,038	A	$ 390,910
2001	$ 559,963	79,536	-	192,462	A	$ 447,037

Inventory Reserve:
2003	$ 398,528	141,280	-	85,109	B	$ 454,699
2002	$ 391,925	147,941	-	141,338	B	$ 398,528
2001	$ 288,409	168,878	-	65,362	B	$391,925

A    Represents the write-off of uncollectible accounts.
B    Represents the disposal of obsolete inventory.

S-1