Form 10-Q
period 2004-03-31
ABATIX CORP
filed 2004-05-17
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 and 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission file number: 1-10184

ABATIX CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-1908110
(I.R.S. Employer Identification No.)

8201 Eastpoint Drive, Suite 500, Dallas, Texas
(Address of principal executive offices)

75227
(Zip Code)

(214) 381-0322
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   [X]   No  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes [   ]   No [X]

Common stock outstanding at May 5, 2004 was 1,711,148.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,
	2004	December 31,
Assets	(Unaudited)	2003
Current assets:
Cash	$72,685	$176,078
Trade accounts receivable, net of allowance for doubtful
accounts of $351,054 in 2004 and $277,830 in 2003	7,510,481	7,187,563
Inventories	6,450,986	5,954,414
Prepaid expenses and other assets	869,849	842,498
Refundable income taxes	248,027	204,894
Deferred income taxes	251,522	251,522
Total current assets	15,403,550	14,616,969

Property and equipment, net	1,190,766	1,293,608
Deferred income taxes	350,748	350,748
Other assets	80,450	80,450
	$17,025,514	$16,341,775

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$5,357,489	$4,523,290
Accounts payable	2,467,118	2,510,319
Accrued compensation	147,206	117,849
Other accrued expenses	421,704	438,266
Total current liabilities	8,393,517	7,589,724
Stockholders' equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	-	-
Common stock - $ .001 par value, 5,000,000 shares authorized;
2,437,314 shares issued in 2004 and 2003	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,312,342	8,432,396
Treasury stock at cost, 726,166 common shares in 2004 and 2003	(2,257,342)	(2,257,342)
Total stockholders' equity	8,631,997	8,752,051
Commitments and contingencies
	$17,025,514	$16,341,775

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2004		2003
Net sales	$11,972,318		$12,850,036
Cost of sales	8,762,216		9,066,684
Gross profit	3,210,102		3,783,352

Selling, general and administrative expenses	3,307,436		3,528,564
Operating (loss) profit	(97,334)		254,788

Other expense:
Interest expense	(46,737)		(46,803)
Other (expense) income, net	(777)		777
(Loss) earnings before income taxes	(144,848)		208,762

Income tax benefit (expense)	24,794		(92,785)
Net (loss) earnings	$(120,054	) $	115,977

Basic and diluted earnings per common share:
Net (loss) earnings	$(.07	) $	.07
Basic and diluted weighted average shares
outstanding (note 2)	1,711,148		1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004		2003
Cash flows from operating activities:
Net (loss) earnings	$(120,054	) $	115,977
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Depreciation expense	122,370		109,140
Provision for losses on receivables	99,556		33,227
Provision for obsolescence of inventory	34,821		36,111
Deferred income taxes	-		(25,000)
Loss on sale of assets	1,165		689
Changes in operating assets and liabilities:
Receivables	(422,474)		359,737
Inventories	(531,393)		(90,183)
Prepaid expenses and other current assets	(27,351)		308,934
Refundable income taxes	(43,133)		-
Accounts payable	(43,201)		(144,670)
Accrued expenses	12,795		(145,323)
Net cash (used in) provided by operating activities	(916,899)		558,639

Cash flows from investing activities:
Purchase of property and equipment	(20,693)		(38,611)
Advances to employees	-		(1,970)
Collection of advances to employees	-		3,065
Net cash used in investing activities	(20,693)		(37,516)

Cash flows from financing activities:
Borrowings on notes payable to bank	3,901,105		3,418,445
Repayments on notes payable to bank	(3,066,906)		(3,943,851)
Net cash provided by (used in) financing activities	834,199		(525,406)

Net decrease in cash	(103,393)		(4,283)
Cash at beginning of period	176,078		19,642
Cash at end of period	$72,685		$15,359

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)     Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry. Sales to the environmental industry include sales to asbestos and lead abatement, mold remediation and hazardous materials contractors. At March 31, 2004, the Company operated seven sales and distribution centers in five states. The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003 contains a description of the Company’s critical accounting policies. Since December 31, 2003, there have been no changes in our critical accounting policies and no significant changes to our assumptions and estimates related to them.

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

(2)     Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three-month periods ended March 31, 2004 and 2003, there were no dilutive securities outstanding.

(3)     Supplemental Information for Statements of Cash Flows

The Company paid interest of $44,676 and $49,155 in the three months ended March 31, 2004 and 2003, respectively. The Company paid no income taxes in the three months ended March 31, 2004 and $3,050 in the three months ended March 31, 2003.

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

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003. The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant noncash items.

	Abatix	IESI	Totals
March 31, 2004
Sales from external customers	$11,373,663	$598,655	$11,972,318
Intersegment sales	-	86,637	86,637
Interest expense	46,737	-	46,737
Depreciation expense	121,266	1,104	122,370
Segment (loss) profit	(196,949)	81,904	(115,045)
Capital expenditures	20,693	-	20,693

March 31, 2003
Sales from external customers	$12,382,576	$467,460	$12,850,036
Intersegment sales	-	191,449	191,449
Interest expense	46,803	-	46,803
Depreciation expense	108,930	210	109,140
Segment profit	144,116	142,413	286,529
Capital expenditures	38,611	-	38,611

Segment Assets
March 31, 2004	$15,531,367	$1,560,199	$17,091,566
December 31, 2003	14,900,767	1,519,044	16,419,811

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	March 31,
	2004		2003
(Loss) profit for reportable segments	$(115,045	) $	286,529
Elimination of intersegment profits	17,711		(31,741)
Operating (loss) profit	$(97,334)		$254,788

	March 31,	December 31,
	2004	2003
Total assets for reportable segments	$17,091,566	$16,419,811
Elimination of intersegment assets	(66,052)	(78,036)
Total assets	$17,025,514	$16,341,775

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 2004 and 2003, no single customer accounted for more than 10% of net sales, although sales to environmental contractors were approximately 44% and 45% of consolidated net sales in those periods, respectively. The reduction in spending on environmental projects, primarily mold remediation, has significantly impacted sales.

Although no vendor accounted for more than 10% of the Company’s sales, three product classes accounted for greater than 10% of sales for the first quarter of 2004. The first product class accounted for 15% and 16% of net sales in the first quarter of 2004 and 2003, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price. The second product class accounted for 13% of net sales in both the first quarter of 2004 and 2003. A majority of these products are produced internationally. Although political climates could impact our ability to sell these products, sourcing of these products is available from many countries and many vendors. The third product class accounted for 11% and 10% of net sales in the first quarter of 2004 and 2003, respectively. This product class is comprised of many vendors, none of which control the market.

(5)     Subsequent Events

The Company has been named in several class action lawsuits as detailed below. These complaints generally allege that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and supposedly misleading statements concerning Abatix’s business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages. The Company intends to vigorously defend itself against these allegations.

  On April 23, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled Lynne Sinay, individually and on behalf of all others similarly situated, Plaintiff, against Abatix Corporation, Terry Shaver and Frank Cinatl, Defendants (4-04CV-297-Y).
  On April 26, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled Family Medicine Specialists and Howard Kalnitsky, and on Behalf of All Others Similarly Situated, Plaintiffs v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (304CV-872 D).
  On April 30, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled David Maione, Individually And On Behalf of All Others Similarly Situated, Plaintiff vs. Abatix Corp and Terry Shaver, Defendants (304 CV0926-P).
  On May 5, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled Eve Gelman, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corporation, Terry Shaver and Frank Cinatl (4-04CV-341-A).
  On May 11, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled Vincent Teal, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (3-04CV-1002P).

On April 23, 2004, the Company was sued in the United States District Court for the Northern District of Texas in an action entitled Flame Control International, Inc., Metro Fire and Rescue, Inc. d/b/a PyroCool Technologies, Inc., Plaintiffs v. Abatix Corporation, RapidCool, Inc., Goodwin Group, LLC., and Frank Goodwin, Defendants (304 CV0858-M). The plaintiff alleges the RapidCool products infringe on patents owned by plaintiffs. As part of its agreement with Goodwin Group LLC, the Company notified Goodwin Group LLC of the need to indemnify the Company, and defend and hold the Company harmless in cases of this nature.

The Company is also responding to certain inquiries from the SEC Regional Office pertaining to our agreement with Goodwin Group LLC and the RapidCoolTM line of products.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2003.

Other than historical and factual statements, the matter and items discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed herein. Certain, but not all, factors that could contribute to such differences are discussed throughout this report. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

Introduction and Overview

This discussion and analysis of our results of operations and financial condition is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects.

The Company is a supplier of mainly safety related products and tools to workers involved in manufacturing, construction and homeland security markets. We operate seven fully-stocked distribution facilities/sales offices in the western and southwest part of the United States. The Company experienced a surge in revenues in 2001 and 2002 related to mold remediation, primarily in Texas. With a change in insurance laws in Texas in late 2002, the mold remediation industry experienced a significant decline in revenues from December 2002 until May 2003. The speed of the decline in revenue was unexpected and we have not been able to reduce our costs as quickly as the revenues declined as some of these costs are fixed costs.

Our goal for 2004 is to produce revenue growth. Geographic expansion as well as organic growth may be critical to our revenue growth. In addition, the Company will need to further reduce costs to stay competitive. Approximately 80% of our selling, general and administrative costs are in three categories – labor related costs, rent and freight. We plan to internally evaluate our staffing needs and benefit programs to ensure we have the best people in the industry and that they are compensated fairly. In addition, we will review our facility leases as they renew and will attempt to maximize the use of our space. Finally, we plan to review our negotiated deals with freight companies to ensure we are receiving the best service for the best price and pass on, where appropriate, any of these costs to our customers.

Three Month Period Ended March 31, 2004 Compared to Three Month Period Ended March 31, 2003.

Consolidated net sales for the first quarter ended March 31, 2004, decreased 7% to $11,972,000 from 2003. The Abatix operating segment net sales declined 8% to $11,374,000 in the first three months of 2004 and the IESI operating segment net sales increased 28% to $599,000 for the quarter ended March 31, 2004. The decrease in revenue at the Abatix operating segment is primarily attributable to the decline in insurance coverage related to molds in homes and buildings throughout the U.S. In 2002 the Texas Insurance Commission limited the insurance companies’ liability related to mold which would naturally decrease the number of mold related jobs performed by our customers. At that time, the consensus from people in the industry was the backlog of mold related jobs was sufficient to last two years. In actuality, the decline was more severe than anticipated. Between the fourth quarter 2002 and the second quarter 2003, the Company experienced a 60% decline in mold remediation sales.

The decline in sales at the Abatix operating segment was also attributed to the general U.S. economic conditions and the real estate conditions in our local markets. As the economy recovers, spending for new construction and production at industrial manufacturing facilities should improve and positively impact our business.

The increase in sales at the IESI operating segment was primarily due to market penetration at a few key customers.

The Company entered the homeland security industry in late 2002 and invested a significant amount of resources to this market. The private sector was projected to spend more than the public sector. With our history of building relationships, we believed we could capture a share of the private security dollars. To date, the private sector has remained a small player in our portion of this industry. The public sector has been the predominant customer; however most of their orders are bid upon by numerous suppliers. While we have been active in the bidding of these products and have won several bids, these orders are generally at lower prices than the private sector. We anticipate the private sector will spend more money on our products as the general economic conditions improve.

During the first quarter of 2004, the Company experienced some unexpected personnel turnover. While this turnover will have a short-term impact on our operations, the Company hired experienced replacements that should mitigate any long-term issues.

Gross profit for the first three months of 2004 of $3,210,000 decreased 15% from gross profit in 2003 due to decreased pricing and sales volume. The Company’s gross profit margins, expressed as a percentage of sales, were approximately 27% and 29% for 2004 and 2003, respectively, and declined in part to the increase in sales to homeland security customers which are generally at lower pricing levels. In addition, the decline in gross profit margins was due to competitive pressures in the environmental industry. We anticipate overall margins for 2004 to remain at their current levels; however, further competitive pressures or continued change in the customer mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

Selling, general and administrative expenses for the first quarter of 2004 of $3,307,000 decreased 6% over 2003. These expenses, expressed as a percentage of sales, were 28% and 27% for 2004 and 2003, respectively. During 2003, the Company made several adjustments to its staffing levels as a result of lower sales volumes. The full impact of these adjustments resulted in the decline in selling, general and administrative expenses in the first quarter 2004, as lower payroll and payroll related costs declined year over year. In addition, commission costs were also lower as a result of the decreased volume and pricing.

Much of the Company’s general and administrative costs, such as rent, is fixed and takes a longer period of time to reduce. Therefore, unless revenues improve, the selling, general and administrative expenses are estimated to be in its current range for 2004.

Interest expense of $47,000 in the first quarter of 2004 was approximately the same as in 2003. The Company’s credit facilities are variable rate notes tied to the lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Net loss for the three months ended March 31, 2004, of $120,000 or $.07 per share decreased $236,000 from net earnings of $116,000 or $.07 per share in 2003. The decrease in net earnings is primarily due to the lower pricing and sales volume in 2004, partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Historically, the Company’s working capital requirements, when sales are increasing, result from the growth of its accounts receivable and inventories and purchases of fixed assets. To fund these requirements, the Company uses earnings, net of non-cash charges, increases in accounts payable and accrued expenses and borrowings from its lines of credit.

While the sales declined from the first quarter 2003, the sales for the first quarter 2004 are approximately 10% higher than the fourth quarter 2003 causing the increase in accounts receivable. In addition, the inventory increased primarily in anticipation of the busier summer months. The increase in inventory and accounts receivable caused the Company to use cash for operations. To fund this requirement for operations, the Company primarily borrowed on its line of credit.

Cash flow from operations for the entire year of 2004 is expected to be break-even, although at any given point, it may be negative. The Company’s accounts receivable collection days and inventory turns have not fluctuated significantly over the past several years. Because of the sharp decline in sales to mold remediation contractors, the Company has experienced a slow down in the collection of its receivables from this industry. The Company has taken steps to protect our interest in certain receivables and believes its allowance for bad debts is sufficient to cover any anticipated losses.

There have been no significant changes to the Company’s contractual obligations reported in the Form 10-K for the year ended December 31, 2003, except that the Company’s open purchase orders in the normal course of business is approximately $833,000 as of May 14, 2004.

Cash requirements for non-operating activities during 2004 resulted primarily from the purchases of computer hardware and software. The cash to fund operations and purchase the property and equipment came from borrowings on its working capital line of credit.

The Company is exploring geographic expansion, although it is unknown when or if a new location will be opened. A new location would require approximately $100,000 in fixed asset purchases, comprised of computers, office furniture, warehouse racking and potentially a delivery vehicle. In addition, cash would also be required to stock this location with products and to finance the customers’ purchases. Cash flow from operations and borrowings on our lines of credit would be used to finance any new location.

With the exception of a possible new location, other fixed asset purchases anticipated for 2004 will include primarily replacement of computers, office furniture and delivery vehicles.

The Company has an $8,000,000 working capital line of credit at a commercial lending institution. The working capital line of credit agreement allows the Company to borrow up to 80% of the book value of eligible trade receivables plus the lesser of 40% of eligible inventory or $2,000,000. As of May 7, 2004, there are advances outstanding under this credit facility of $5,354,000. Based on the borrowing formula, calculated as of March 31, 2004, the Company had the capacity to borrow up to $7,227,000. The Company also maintains a $500,000 capital equipment credit facility providing for borrowings at 80% of cost on purchases. The advances outstanding under this credit facility as of May 7, 2004, were $64,000. Both credit facilities are payable on demand and bear a variable rate of interest tied to the prime rate.

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

Except for the historical information contained herein, the matters set forth in this release are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are, but not limited to, the following: war, terrorism or similar events; the long-term impact of insurance coverage on mold remediation; adverse weather conditions; inability to hire and train quality people or retain current personnel; changes in interest rates; strong or increased competition; changing customer or product mix; or negative effects from investor issues. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings -

The Company has been named in several class action lawsuits as detailed below. These complaints generally allege that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and supposedly misleading statements concerning Abatix’s business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages. The Company intends to vigorously defend itself against these allegations.

  On April 23, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled Lynne Sinay, individually and on behalf of all others similarly situated, Plaintiff, against Abatix Corporation, Terry Shaver and Frank Cinatl, Defendants (4-04CV-297-Y).

  On April 26, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled Family Medicine Specialists and Howard Kalnitsky, and on Behalf of All Others Similarly Situated, Plaintiffs v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (304CV-872 D).

  On April 30, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled David Maione, Individually And On Behalf of All Others Similarly Situated, Plaintiff vs. Abatix Corp and Terry Shaver, Defendants (304 CV0926-P).

  On May 5, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled Eve Gelman, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corporation, Terry Shaver and Frank Cinatl (4-04CV-341-A).

  On May 11, 2004, the Company and certain of its officers and directors were sued in the United States District Court for the Northern District of Texas in an action entitled Vincent Teal, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (3-04CV-1002P).

On April 23, 2004, the Company was sued in the United States District Court for the Northern District of Texas in an action entitled Flame Control International, Inc., Metro Fire and Rescue, Inc. d/b/a PyroCool Technologies, Inc., Plaintiffs v. Abatix Corporation, RapidCool, Inc., Goodwin Group, LLC., and Frank Goodwin, Defendants (304 CV0858-M). The plaintiff alleges the RapidCool products infringe on patents owned by plaintiffs. As part of its agreement with Goodwin Group LLC, the Company notified Goodwin Group LLC of the need to indemnify the Company, and defend and hold the Company harmless in cases of this nature.

The Company is also responding to certain inquiries from the SEC Regional Office pertaining to our agreement with Goodwin Group LLC and the RapidCoolTM line of products.

Item 2.     Changes in Securities and Use of Proceeds - None

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders -

At the Annual Stockholders' Meeting on May 6, 2004, the stockholders elected Terry W. Shaver, Gary L. Cox, Donald N. Black, Eric A. Young and A. David Cook as the Board of Directors for the Company. Consistent with need to have a majority of directors be independent from Company management, Frank J. Cinatl, IV did not stand for re-election. A total of 1,010,417 votes were for the election of directors with none against and none withheld.

In addition, the stockholders also ratified the appointment of KPMG LLP to serve as independent auditors of the Company for the year ending December 31, 2004. A total of 1,009,417 votes were for the ratification of the appointment of the auditors with 1,000 against and none withheld.

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K -

  Exhibits - (31)(a) - Certification of Chief Executive Officer
                   (31)(b) - Certification of Chief Financial Officer
                   (32)(a) - Certification of Chief Executive Officer
                   (32)(b) - Certification of Chief Financial Officer

  Reports on Form 8-K - Year end 2003 earnings release, filed March 12, 2004
                                           Press Release dated April 14, 2004, filed April 16, 2004
                                           Press Release dated April 16, 2004, filed April 19, 2004
                                           Press Release dated April 19, 2004, filed April 20, 2004
                                           Press Release dated April 21, 2004, filed May 6, 2004
                                           Press Release dated April 30, 2004, filed May 6, 2004
                                           Press Release dated May 3, 2004, filed May 6, 2004
                                           Code of Conduct dated May 6, 2004, filed May 10, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABATIX CORP. (Registrant)

Date: May 14, 2004	By: /s/Frank J. Cinatl, IV
Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)