Form 10-Q
period 2004-06-30
ABATIX CORP
filed 2004-08-09
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from       to

Commission file number: 1-10184

ABATIX CORP.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

75-1908110

(I.R.S. Employer Identification No.)

8201 Eastpoint Drive, Suite 500, Dallas, Texas

(Address of principal executive offices)

75227

(Zip Code)

(214) 381-0322

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).              Yes ☐      No ☒

Common stock outstanding at August 5, 2004 was 1,711,148.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ABATIX CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$809,246	$176,078
Trade accounts receivable, net of allowance for doubtful accounts of $249,848 in 2004 and $277,830 in 2003	7,803,292	7,187,563
Inventories	6,841,620	5,954,414
Prepaid expenses and other assets	865,177	842,498
Refundable income taxes	378,249	204,894
Deferred income taxes	188,038	251,522
Total current assets	16,885,622	14,616,969

Receivables from employees	2,752	—
Property and equipment, net	1,183,860	1,293,608
Deferred income taxes	457,539	350,748
Other assets	80,450	80,450
	$18,610,223	$16,341,775

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$6,639,035	$4,523,290
Accounts payable	2,856,949	2,510,319
Accrued compensation	180,610	117,849
Other accrued expenses	504,369	438,266
Total current liabilities	10,180,963	7,589,724

Stockholders’ equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; 2,437,314 shares issued in 2004 and 2003	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,109,605	8,432,396
Treasury stock at cost, 726,166 common shares in 2004 and 2003	(2,257,342)	(2,257,342)
Total stockholders’ equity	8,429,260	8,752,051

Commitments and contingencies
	$18,610,223	$16,341,775

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$12,464,008	$12,774,139	$24,436,326	$25,624,175
Cost of sales	9,118,573	9,042,785	17,880,789	18,109,469
Gross profit	3,345,435	3,731,354	6,555,537	7,514,706

Selling, general and administrative expenses	3,623,256	3,641,128	6,930,692	7,169,692
Operating (loss) profit	(277,821)	90,226	(375,155)	345,014

Other (expense) income:
Interest expense	(52,494)	(48,520)	(99,231)	(95,323)
Other (expense) income, net	(71)	348	(848)	1,125
(Loss) earnings before income taxes	(330,386)	42,054	(475,234)	250,816

Income tax benefit (expense)	127,649	(18,600)	152,443	(111,385)
Net (loss) earnings	$(202,737)	$23,454	$(322,791)	$139,431

Basic and diluted (loss) earnings per common share	$(.12)	$.01	$(.19)	$.08

Basic and diluted weighted average shares outstanding (note 2)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net (loss) earnings	$(322,791)	$139,431
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation expense	246,712	212,572
Provision for losses on receivables	188,542	96,118
Provision for obsolescence of inventory	74,623	71,712
Deferred income taxes	(43,307)	(2,222)
Loss on disposal of assets	1,262	689
Changes in operating assets and liabilities:
Receivables	(804,271)	196,582
Inventories	(961,829)	158,860
Prepaid expenses and other current assets	(22,679)	342,236
Refundable income taxes	(173,355)	—
Accounts payable	346,630	(191,379)
Accrued expenses	128,864	(282,144)
Net cash (used in) provided by operating activities	(1,341,599)	742,455

Cash flows from investing activities:
Purchase of property and equipment	(138,226)	(240,257)
Advances to employees	(5,302)	(3,668)
Collection of advances to employees	2,550	4,746
Net cash used in investing activities	(140,978)	(239,179)

Cash flows from financing activities:
Borrowings on notes payable	8,122,081	6,760,112
Repayments on notes payable	(6,006,336)	(7,268,752)
Net cash provided by (used in) financing activities	2,115,745	(508,640)

Net increase (decrease) in cash	633,168	(5,364)
Cash at beginning of period	176,078	19,642
Cash at end of period	$809,246	$14,278

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)                                  Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry.  Sales to the environmental industry include sales to asbestos and lead abatement, mold remediation and hazardous materials contractors.  At June 30, 2004, the Company operated seven sales and distribution centers in five states.  The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) primarily imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

 (2)                               Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares.  For the three-month periods ended June 30, 2004 and 2003, there were no dilutive securities outstanding.

(3)                                  Supplemental Information for Statements of Cash Flows

The Company paid interest of $95,813 and $94,090 for the six months ended June 30, 2004 and 2003, respectively, and income taxes of $32,230 and $293,150 for the six months ended June 30, 2004 and 2003, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  There are no significant noncash items.

	Abatix	IESI	Totals
Three months ended June 30, 2004
Sales from external customers	$11,882,488	$581,520	$12,464,008
Intersegment sales	—	125,555	125,555
Interest expense	52,494	—	52,494
Depreciation expense	122,955	1,387	124,342
Segment (loss) profit	(378,016)	99,860	(278,156)
Capital expenditures	108,927	8,606	117,533

Three months ended June 30, 2003
Sales from external customers	$12,308,298	$465,841	$12,774,139
Intersegment sales	—	144,374	144,374
Interest expense	48,520	—	48,520
Depreciation expense	103,249	183	103,432
Segment (loss) profit	(27,442)	116,078	88,636
Capital expenditures	201,072	574	201,646

Six months ended June 30, 2004
Sales from external customers	$23,256,151	$1,180,175	$24,436,326
Intersegment sales	—	212,192	212,192
Interest expense	99,231	—	99,231
Depreciation expense	244,221	2,491	246,712
Segment (loss) profit	(574,965)	181,764	(393,201)
Capital expenditures	129,620	8,606	138,226

Six months ended June 30, 2003
Sales from external customers	$24,690,874	$933,301	$25,624,175
Intersegment sales	—	335,823	335,823
Interest expense	95,323	—	95,323
Depreciation expense	212,179	393	212,572
Segment profit	116,674	258,491	375,165
Capital expenditures	239,683	574	240,257

Segment Assets
June 30, 2004	$17,241,091	$1,442,417	$18,683,508
December 31, 2003	14,900,767	1,519,044	16,419,811

Below is a reconciliation of (i) total segment profit to earnings before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets.  The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(Loss) profit for reportable segments	$(278,156)	$88,636	$(393,201)	$375,165
Elimination of intersegment profits	335	1,590	18,046	(30,151)
Operating (loss) profit	$(277,821)	$90,226	$(375,155)	$345,014

			June 30, 2004	December 31, 2003
Total assets for reportable segments			$18,683,508	$16,419,811
Elimination of intersegment assets			(73,285)	(78,036)
Total assets			$18,610,223	$16,341,775

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 2004 and 2003, no single customer accounted for more than 10% of net sales, although sales to environmental contractors were approximately 42% and 47% of consolidated net sales in those periods, respectively.

Although no vendor accounted for more than 10% of the Company’s sales, three product classes accounted for greater than 10% of sales for the first six months of 2004.  The first product class accounted for 16% and 17% of net sales in the first six months of 2004 and 2003, respectively.  A major component of these products is petroleum.  Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.  The second product class accounted for 12% of net sales in both the first six months of 2004 and 2003.  A majority of these products are produced internationally.  Although political climates could impact our ability to obtain and sell these products, sourcing of these products is available from many countries and many vendors.  The third product class accounted for 10% of net sales in both the first six months of 2004 and 2003, respectively.  This product class is comprised of many vendors, none of which control the market.

(5)                                  Contingencies

The Company has been named in several class action lawsuits as detailed below.  These complaints generally allege that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and purportedly misleading statements concerning Abatix’s business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages.  The Company intends to vigorously defend itself against these allegations.

•                  On April 23, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Lynne Sinay, individually and on behalf of all others similarly situated, Plaintiff, against Abatix Corporation, Terry Shaver and Frank Cinatl, Defendants (4-04CV-297-Y).

•                  On April 26, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Family Medicine Specialists and Howard Kalnitsky, and on Behalf of All Others Similarly Situated, Plaintiffs v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (304CV-872 D).

•                  On April 30, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled David Maione, Individually And On Behalf of All Others Similarly Situated, Plaintiff vs. Abatix Corp and Terry Shaver, Defendants (304 CV0926-P).

•                  On May 5, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Eve Gelman, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corporation, Terry Shaver and Frank Cinatl (4-04CV-341-A).

•                  On May 11, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Vincent Teal, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (3-04CV-1002P).

•                  On May 21, 2004, the Company and an officer and director were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Texas styled John S. Rankin, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Abatix Corp., and Terry Shaver Defendants (504CV 116).

The Lynne Sinay lawsuit has been voluntarily dismissed.  All of the other lawsuits, other than the John S. Rankin lawsuit, have been transferred to one Federal District Court in the Northern District of Texas, Dallas Division. The Company has filed a motion to transfer the John S. Rankin case to the Northern District of Texas, but the Court has not ruled on this motion.  The Company intends to request that the Court consolidate these cases into one case.

On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841).  This suit is a shareholder derivative action that alleges that all of the defendants breached certain fiduciary duties and abused their control of Abatix.  In that regard, the plaintiff seeks contribution and indemnification.  In addition, this petition alleges that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information.  Plaintiff has dismissed A. David Cook from this case since Mr. Cook was not a director of the Company at the time of the alleged actions.  In addition, Plaintiff has agreed to abate this case; however, Plaintiff has the right to lift the abatement and pursue these claims with 15 days notice.

The Company responded to inquiries from the SEC Regional Office pertaining to its agreement with Goodwin Group LLC and the RapidCoolTM line of products.

On April 23, 2004, the Company was named as defendant in a lawsuit filed in the United States District Court for the Northern District of Texas styled Flame Control International, Inc., Metro Fire and Rescue, Inc. d/b/a PyroCool Technologies, Inc., Plaintiffs v. Abatix Corporation, RapidCool, Inc., Goodwin Group, LLC., and Frank Goodwin, Defendants (304 CV0858-M).  The Plaintiffs alleged the RapidCool products infringe on patents owned by Plaintiffs.  On July 21, 2004, the Plaintiffs agreed to dismiss the Company from this lawsuit.  The dismissal was entered by the Court on July 22, 2004.  As part of the settlement, each party agreed to bear its own costs and expenses with the specific terms of the settlement remaining confidential.  Other than the legal fees, there was no impact on the Company’s financial statements as a result of this settlement.

The Company has notified its directors’ and officers’ and corporate liability insurance carrier of the aforementioned issues and has requested coverage for any and all attorney fees, expenses and any exposure incurred in connection with these cases.

Other than the applicable policy deductible and the fees and expenses incurred prior to provision of notice to the insurance carrier, the insurance company has paid for the defense costs related to the SEC inquiry and the class action and derivative lawsuits.  At this time, it is not possible to predict whether the Company will have any additional liability or to estimate additional costs that may be incurred with such actions that may not be covered by any applicable insurance policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is a supplier of mainly safety related products and tools to workers involved in construction, manufacturing and homeland security markets.  From seven fully-stocked distribution facilities/sales offices in the western and southwestern part of the United States, the Company distributes primarily commodity products to the local geographic areas surrounding its facilities.

The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2003.

Other than historical and factual statements, the matters and items discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties.  Actual results of the Company may differ materially from the results discussed herein.  Certain, but not all, factors that could contribute to such differences are discussed throughout this report.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

This discussion and analysis of our results of operations and financial condition is intended to provide investors with an understanding of the Company’s recent performance, its financial condition and its prospects.  We will discuss and provide our analysis of the following:

•                  Overview of 2004 Results

•                  Results of Operations and Related Information

•                  Liquidity and Capital Resources

•                  Business Outlook

Overview of 2004 Results

During the second quarter of 2004, the Company saw the end of the comparison to higher mold revenues from 2003, but still suffers from lack of growth in the construction and industrial manufacturing markets and increased competition in the environmental market.

•                  Net sales declined 2% for the second quarter and 5% for the first six months when compared to the same periods in 2003.

•                  Each quarter for 2003 showed a decline in sales from the previous quarter (6%, 1%, 3% and 12%).  In contrast, the first two quarters for 2004 have shown increases from the previous quarter (10% and 4%).

•                  The growth in revenues for 2004 primarily relates to increased homeland security sales.

•                  Gross profit declined 10% for the second quarter and 13% for the first six months when compared to the same periods in 2003.  These declines are a result of:

•                  sales to the homeland security market at lower margins, and

•                  increased competition in the environmental market.

•                  Selling, general and administrative costs showed a negligible decline for the second quarter and a 3% decline for the first six months when compared to the same periods in 2003.

•                  Labor costs decreased 13% and 14% in the second quarter and first six months, respectively.

•                  Legal costs increased in the second quarter of 2004.

Results of Operations and Related Information

Second Quarter of 2004 Compared With Second Quarter of 2003

Net Sales

Consolidated net sales decreased 2% to $12,464,000 from 2003.  The Abatix operating segment net sales declined 3% to $11,882,000, while the IESI operating segment net sales increased 25% to $582,000.

•                  The decline in insurance coverage for the removal of mold from homes and buildings has continued to affect sales for the Abatix operating segment.  This change in insurance coverage first impacted sales in late 2002 and leveled off in May 2003 where sales to this industry have remained since.  Sales to this restoration industry have declined approximately 60% from the fourth quarter 2002.

•                  General economic conditions in certain markets have impacted the industrial manufacturing and construction segments.  These two markets for the Abatix operating segment have shown little to no growth.

•                  Offsetting the decline in sales to the restoration industry were increased sales to the homeland security market.

•                  The increase in sales at the IESI operating segment was primarily due to market penetration at a few key customers and those customers’ ability to capture market share from competitors’ products.

Gross Profit

Consolidated gross profit of $3,345,000 decreased 10% from 2003.  Expressed as a percentage of sales, gross profit was 27% and 29% in 2004 and 2003, respectively.  The decline in gross profit is a result of:

•                  the increase in sales to homeland security customers which have been at lower margins,

•                  competitive pressures in the environmental market resulting in lower margins, and

•                  lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $3,623,000 were $18,000 lower than 2003.  Expressed as a percentage of sales, these expenses were 29% for both 2004 and 2003.  The significant changes in these costs were:

•                  adjustments in staffing levels since the second quarter of 2003 which reduced the Company’s payroll costs by 11%,

•                  decreased volume and lower pricing in the environmental market which lowered commission costs by 23%,

•                  legal expenses in defense of the patent infringement litigation, class action lawsuits and in representation related to the SEC inquiry which offset most of the benefits from the decreased labor costs, and

•                  expenses related to the collection of receivables related to the restoration market which have increased since the decline in mold related jobs.

Additional Statement of Operations Commentary

•                  Interest expense of $52,000 increased approximately $4,000 from 2003 primarily due to higher line of credit balances.

•                  Net loss of $203,000 or $.12 per share decreased $226,000 from net earnings of $23,000 or $.01 per share in 2003.  The decrease in net earnings is primarily due to the lower pricing and sales volume in 2004.

First Six Months of 2004 Compared With First Six Months of 2003

Net Sales

Consolidated net sales decreased 5% to $24,436,000 from 2003.  The Abatix operating segment net sales declined 6% to $23,256,000, while the IESI operating segment net sales increased 26% to $1,180,000.

•                  The decline in insurance coverage for the removal of mold from homes and buildings has continued to affect sales for the Abatix operating segment.  This change in insurance coverage first impacted sales in late 2002 and leveled off in May 2003 where sales to this industry have remained since.  Sales to this restoration industry have declined approximately 60% from the fourth quarter 2002.

•                  General economic conditions in certain markets have impacted the industrial manufacturing and construction segments.  These two markets for the Abatix operating segment have shown little to no growth.

•                  Offsetting the decline in sales to the restoration industry were increased sales to the homeland security market.

•                  The increase in sales at the IESI operating segment was primarily due to market penetration at a few key customers and those customers’ ability to capture market share from competitors’ products.

Gross Profit

Consolidated gross profit of $6,556,000 decreased 13% from 2003.  Expressed as a percentage of sales, gross profit was 27% and 29% in 2004 and 2003, respectively.  The decline in gross profit is a result of:

•                  the increase in sales to homeland security customers which have been at lower margins,

•                  competitive pressures in the environmental market resulting in lower margins, and

•                  lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $6,931,000 decreased 3% over 2003.  Expressed as a percentage of sales, these expenses were 28% for both 2004 and 2003.  The significant changes in these costs were:

•                  adjustments in staffing levels since the second quarter of 2003 which reduced the Company’s payroll costs by 13%,

•                  decreased volume and lower pricing in the environmental market which reduced commission costs by 25%,

•                  legal expenses in defense of the patent infringement litigation, class action lawsuits and in representation related to the SEC inquiry which partially offset the benefits from the decreased labor costs, and

•                  expenses related to the collection of receivables related to the restoration market which have increased since the decline in mold related jobs.

Additional Statement of Operations Commentary

•                  Interest expense of $99,000 increased approximately $4,000 from 2003 primarily due to higher line of credit balances.

•                  Net loss of $323,000 or $.19 per share decreased $462,000 from net earnings of $139,000 or $.08 per share in 2003.  The decrease in net earnings is primarily due to the lower pricing and sales volume in 2004.

Liquidity and Capital Resources

Cash used in operations for the first six months of 2004 of $1,342,000 compared to cash provided by operation in 2003 of $742,000.

•                  Sales for the second quarter 2004 were approximately 4% higher than the first quarter of 2004 which was approximately 10% higher than the fourth quarter 2003.  This trend in revenue is the primary reason for the 9% increase in accounts receivable.

•                  The 15% increase in inventory is primarily in anticipation of the traditionally busy summer months.

•                  These uses of cash were funded primarily from borrowings on the Company’s line of credit.

Cash requirements for non-operating activities during the first six months of 2004 decreased by $98,000 to $141,000 when compared to 2003.  These requirements were primarily the purchase of computer hardware and software and leasehold improvements.   Purchases of fixed assets for the remainder of 2004 are estimated to be $100,000 and will include primarily replacement of computers, office furniture and delivery vehicles.

The Company has an $8,000,000 working capital line of credit and a $500,000 capital equipment credit facility.

•                  Based on the borrowing formula calculated as of June 30, 2004, the Company had the capacity to borrow up to $7,608,000 on its working capital line.

•                  As of August 5, 2004, there are advances of $6,393,000 outstanding on the working capital credit facility.

•                  As of August 5, 2004, there are advances of $58,000 outstanding on the capital equipment capital credit facility.

•                  Both credit facilities are payable on demand and bear a variable rate of interest tied to the prime rate.

There have been no significant changes to the Company’s contractual obligations reported in the Form 10-K for the year ended December 31, 2003, except for:

•                  changes in the Company’s working capital line of credit discussed above,

•                  the contractual obligation for the computer system has been satisfied, and

•                  the Company’s open purchase orders in the normal course of business are approximately $650,000 as of August 5, 2004.

Management believes the Company’s current credit facilities, together with any cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

Business Outlook

Our goal for 2004 is to produce revenue growth, exclusive of the impact in 2003 of the higher sales to restoration contractors, as it is vital to our long-term success.

•                  We are not anticipating a significant improvement in the industrial manufacturing and constructions markets for the remainder of 2004; however, the Company should benefit as the general economy and, in particular, the construction market, recovers.

•                  The homeland security segment is expected to continue to grow in 2004.  The growth in this market to date has been with the public sector and generally is at lower margins.  We are hopeful the private sector will spend more money on homeland security products as the general economic conditions improve.

•                  New locations and acquisitions are also critical for the long-term growth of the Company; however, we do not anticipate any new locations or acquisitions in 2004.

Overall margins for 2004 are anticipated to remain at their current levels.

•                  We are utilizing tools in our new computer system in an effort to enhance margins.

•                  We are looking to consolidate certain vendors to gain access to better pricing.

•                  We are looking at alternative sourcing vehicles to enhance our purchasing process.

•                  However, further competitive pressures or changes in the customer or product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

The Company will need to further reduce costs to stay competitive and return to profitability.

•                  We intend to continue evaluating costs, including labor related costs, rent and freight which make up approximately 75% of our selling, general and administrative costs, to ensure our cost structure is in line with our revenue stream and supports our business model.

•                  Unless revenues improve significantly, S,G&A expenses are estimated to remain in their current range for 2004.

•                  The Company’s credit facilities are variable rate notes tied to the lending institution’s prime rate.  Increases in the prime rate could negatively affect the Company’s earnings.

In the event the Company pursues acquisitions or a more aggressive growth strategy it will most likely be unable to use its common stock as payment or as a source of cash.  Therefore, the Company might need to negotiate with a lender to secure additional borrowings to be used to achieve those plans.

Cash flow from operations for the entire year of 2004 is expected to be negative.  The Company’s accounts receivable collection days have increased slightly in the past eighteen months.  These increases are primarily a result of the sharp decline in sales to restoration contractors.  The Company has taken steps to protect our interests in certain receivables and believes its allowance for bad debts is sufficient to cover any anticipated losses.  In addition, the Company’s inventory turns have slowed over the past eighteen months as a result of the decline in sales to restoration contractors and as a result of the increase in inventory to support a customer.  Sales to this customer have been slow to materialize, but recent months have shown increases.

Information Concerning Forward-Looking Statements

Except for the historical information contained herein, the matters and comments set forth in this release are forward looking and involve a number of risks and uncertainties.  Among the factors that could cause actual results to differ materially are, but not limited to, the following:  continued recovery of the general economy and the construction market; war, terrorism or similar events, or lack thereof, and their impact on homeland security sales; the long-term impact of insurance coverage on mold remediation; adverse weather conditions; inability to hire and train quality people or retain current personnel; changes in interest rates; strong or increased competition; changing customer or product mix; ability to implement sustainable cost reduction and containment programs; or negative effects from investor issues.  In addition, increases in oil prices or shortages in oil supply could significantly impact the Company’s petroleum based products and its ability to supply those products at a reasonable price.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.   Controls and Procedures

a.               Within the 90-day period prior to the date of this report, the Company evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

b.              There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings –

The Company has been named in several class action lawsuits as detailed below.  These complaints generally allege that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and purportedly misleading statements concerning Abatix’s business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages.  The Company intends to vigorously defend itself against these allegations.

•                          On April 23, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Lynne Sinay, individually and on behalf of all others similarly situated, Plaintiff, against Abatix Corporation, Terry Shaver and Frank Cinatl, Defendants (4-04CV-297-Y).

•                          On April 26, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Family Medicine Specialists and Howard Kalnitsky, and on Behalf of All Others Similarly Situated, Plaintiffs v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (304CV-872 D).

•                          On April 30, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled David Maione, Individually And On Behalf of All Others Similarly Situated, Plaintiff vs. Abatix Corp and Terry Shaver, Defendants (304 CV0926-P).

•                          On May 5, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Eve Gelman, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corporation, Terry Shaver and Frank Cinatl (4-04CV-341-A).

•                          On May 11, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Vincent Teal, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (3-04CV-1002P).

•                          On May 21, 2004, the Company and an officer and director were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Texas styled John S. Rankin, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Abatix Corp., and Terry Shaver Defendants (504CV 116).

The Lynne Sinay lawsuit has been voluntarily dismissed.  All of the other lawsuits, other than the John S. Rankin lawsuit, have been transferred to one Federal District Court in the Northern District of Texas, Dallas Division. The Company has filed a motion to transfer the

John S. Rankin case to the Northern District of Texas, but the Court has not ruled on this motion.  The Company intends to request that the Court consolidate these cases into one case.

On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841).  This suit is a shareholder derivative action that alleges that all of the defendants breached certain fiduciary duties and abused their control of Abatix.  In that regard, the plaintiff seeks contribution and indemnification.  In addition, this petition alleges that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information.  Plaintiff has dismissed A. David Cook from this case since Mr. Cook was not a director of the Company at the time of the alleged actions.  In addition, Plaintiff has agreed to abate this case; however, Plaintiff has the right to lift the abatement and pursue these claims with 15 days notice.

The Company responded to inquiries from the SEC Regional Office pertaining to its agreement with Goodwin Group LLC and the RapidCoolTM line of products.

On April 23, 2004, the Company was named as defendant in a lawsuit filed in the United States District Court for the Northern District of Texas styled Flame Control International, Inc., Metro Fire and Rescue, Inc. d/b/a PyroCool Technologies, Inc., Plaintiffs v. Abatix Corporation, RapidCool, Inc., Goodwin Group, LLC., and Frank Goodwin, Defendants (304 CV0858-M).  The Plaintiffs alleged the RapidCool products infringe on patents owned by Plaintiffs.  On July 21, 2004, the Plaintiffs agreed to dismiss the Company from this lawsuit.  The dismissal was entered by the Court on July 22, 2004.  As part of the settlement, each party agreed to bear its own costs and expenses with the specific terms of the settlement remaining confidential.  Other than the legal fees, there was no impact on the Company’s financial statements as a result of this settlement.

The Company has notified its directors’ and officers’ and corporate liability insurance carrier of the aforementioned issues and has requested coverage for any and all attorney fees, expenses and any exposure incurred in connection with these cases.

Other than the applicable policy deductible and the fees and expenses incurred prior to provision of notice to the insurance carrier, the insurance company has paid for the defense costs related to the SEC inquiry and the class action and derivative lawsuits.  At this time, it is not possible to predict whether the Company will have any additional liability or to estimate additional costs that may be incurred with such actions that may not be covered by any applicable insurance policy.

Item 2. Changes in Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K –

(a)                  Exhibits –                    (31)(a) – Certification of Chief Executive Officer

(31)(b) – Certification of Chief Financial Officer

(32)(a) – Certification of Chief Executive Officer

(32)(b) – Certification of Chief Financial Officer

(b)                 Reports on Form 8-K –                                               Press Release dated April 14, 2004, filed April 16, 2004

Press Release dated April 16, 2004, filed April 19, 2004

Press Release dated April 19, 2004, filed April 20, 2004

Press Release dated April 21, 2004, filed May 6, 2004

Press Release dated April 30, 2004, filed May 6, 2004

Press Release dated May 3, 2004, filed May 6, 2004

Code of Conduct dated May 6, 2004, filed May 10, 2004

First Quarter 2004 Earnings Release filed May 18, 2004

Press Release dated July 21, 2004, filed July 22, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABATIX CORP.
(Registrant)

Date:	August 5, 2004	By:	/s/ Frank J. Cinatl, IV
Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)