Form 10-Q
period 2004-09-30
ABATIX CORP
filed 2004-11-15
CIK 845779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____

                         Commission file number: 1-10184

                                  ABATIX CORP.
                                  ------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   75-1908110
                                   ----------
                      (I.R.S. Employer Identification No.)

                 8201 Eastpoint Drive, Suite 500, Dallas, Texas
                 ----------------------------------------------
                    (Address of principal executive offices)

                                      75227
                                      -----
                                   (Zip Code)

                                 (214) 381-0322
                                 --------------
              (Registrant's telephone number, including area code)

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

Common stock outstanding at November 12, 2004 was 1,711,148.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                           ABATIX CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                    September 30,
                                                        2004       December 31,
                                   Assets            (Unaudited)      2003
                                                    -------------  ------------
Current assets:
    Cash                                             $   533,496   $   176,078
    Trade accounts receivable, net of allowance
      for doubtful accounts of
      $303,128 in 2004 and $277,830 in 2003            9,868,873     7,187,563
    Inventories                                        7,039,214     5,954,414
    Prepaid expenses and other assets                    776,887       842,498
    Refundable income taxes                              169,317       204,894
    Deferred income taxes                                330,018       251,522
                                                     -----------   -----------
      Total current assets                            18,717,805    14,616,969

Receivables from employees                                 5,070            --
Property and equipment, net                            1,085,756     1,293,608
Deferred income taxes                                    356,591       350,748
Other assets                                              82,450        80,450
                                                     -----------   -----------
                                                     $20,247,672   $16,341,775
                                                     ===========   ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable                                    $ 6,543,511   $ 4,523,290
    Accounts payable                                   4,059,448     2,510,319
    Accrued compensation                                 249,407       117,849
    Other accrued expenses                               683,434       438,266
                                                     -----------   ------------
       Total current liabilities                      11,535,800     7,589,724
                                                     -----------   ------------

Stockholders' equity:
    Preferred stock - $1 par value, 500,000
      shares authorized; none issued                          --             --
    Common stock - $ .001 par value, 5,000,000
      shares authorized; 2,437,314
      shares issued in 2004 and 2003                       2,437         2,437
    Additional paid-in capital                         2,574,560     2,574,560
    Retained earnings                                  8,392,217     8,432,396
    Treasury stock at cost, 726,166
      common shares in 2004 and 2003                  (2,257,342)   (2,257,342)
                                                     -----------   -----------
       Total stockholders' equity                      8,711,872     8,752,051

Commitments and contingencies
                                                     -----------   -----------
                                                     $20,247,672   $16,341,775
                                                     ===========   ============

See accompanying notes to consolidated financial statements

                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2004            2003            2004            2003
                                                      ------------    ------------    ------------    ------------
Net sales                                             $ 14,408,758    $ 12,359,999    $ 38,845,084    $ 37,984,174
Cost of sales                                           10,453,408       8,813,862      28,334,197      26,923,331
                                                      ------------    ------------    ------------    ------------
       Gross profit                                      3,955,350       3,546,137      10,510,887      11,060,843

Selling, general and administrative expenses            (3,438,832)     (3,384,098)    (10,369,524)    (10,553,790)
                                                      ------------    ------------    ------------    ------------
       Operating profit                                    516,518         162,039         141,363         507,053

Other (expense) income:
    Interest expense                                       (67,528)        (39,188)       (166,759)       (134,511)
    Other (expense) income, net                                222            (638)           (626)            487
                                                      ------------    ------------    ------------    ------------
       Earnings (loss) before income taxes                 449,212         122,213         (26,022)        373,029

Income tax expense                                        (166,600)        (47,184)        (14,157)       (158,569)
                                                      ------------    ------------    ------------    ------------
       Net earnings (loss)                            $    282,612    $     75,029    $    (40,179)   $    214,460
                                                      ============    ============    ============    ============

 Basic and diluted earnings (loss) per common share
                                                      $        .17    $        .05    $       (.02)   $        .13
                                                      ============    ============    ============    ============

Basic and diluted weighted average shares
     outstanding (note 2)                                1,711,148       1,711,148       1,711,148       1,711,148
                                                      ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Cash flows from operating activities:
  Net (loss) earnings                              $    (40,179)   $    214,460
  Adjustments to reconcile net (loss)
    earnings to net cash provided by
     operating activities:
     Depreciation expense                               355,553         314,646
     Provision for losses on receivables                301,827         170,919
     Provision for obsolescence of inventory            112,884         107,788
     Deferred income taxes                              (84,339)        (44,747)
     Loss on disposal of assets                           1,262           2,353
     Changes in operating assets and liabilities:
        Receivables                                  (2,983,137)        261,539
        Inventories                                  (1,197,684)         19,583
        Prepaid expenses and other current assets        65,611         (11,594)
        Refundable income taxes                          35,577              --
        Other assets, primarily deposits                 (2,000)         (3,708)
        Accounts payable                              1,549,129        (175,674)
        Accrued expenses                                376,726        (238,619)
                                                   ------------    ------------
Net cash (used in) provided by
  operating activities                               (1,508,770)        616,946
                                                   ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                 (148,963)       (451,234)
    Advances to employees                                (7,920)         (3,802)
    Collection of advances to employees                   2,850           4,806
                                                   ------------    ------------
Net cash used in investing activities                  (154,033)       (450,230)
                                                   ------------    ------------

Cash flows from financing activities:
    Borrowings on notes payable                      12,335,289      10,832,677
    Repayments on notes payable                     (10,315,068)    (11,009,321)
                                                   ------------    ------------
Net cash provided by (used in)
  financing activities                                2,020,221        (176,644)
                                                   ------------    ------------

Net increase (decrease) in cash                         357,418          (9,928)
Cash at beginning of period                             176,078          19,642
                                                   ------------    ------------
       Cash at end of period                       $    533,496    $      9,714
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)   Basis of Presentation, General and Business

Abatix Corp. ("Abatix") and subsidiary, (collectively, the "Company") market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry. Sales to the environmental industry include sales to asbestos and lead abatement, restoration, including mold remediation, and hazardous materials contractors. At September 30, 2004, the Company operates seven sales and distribution centers in five states. In addition, the Company currently operates a sales and distribution center in Tampa, Florida to serve customers responding to the damage caused by the recent hurricanes. The Company's wholly-owned subsidiary, International Enviroguard Systems, Inc. ("IESI") primarily imports disposable protective clothing products sold through the Company's distribution channels and through other distributors.

Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2003 contains a description of the Company's critical accounting policies. Since December 31, 2003, there have been no changes in our critical accounting policies and no significant changes to our assumptions and estimates related to them.

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

(2)   Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three- and nine-month periods ended September 30, 2004 and 2003, there were no dilutive securities outstanding.

(3)   Supplemental Information for Statements of Cash Flows

The Company paid interest of $159,648 and $137,617 for the nine months ended September 30, 2004 and 2003, respectively, and income taxes of $33,110 and $293,150 for the nine months ended September 30, 2004 and 2003, respectively.

(4)   Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company's reportable segments consist of Abatix and IESI. The Abatix operating segment includes seven aggregated branches and, currently, the facility in Florida, principally engaged in the sale and distribution of environmental, safety and construction supplies to contractors and industrial manufacturing facilities in the western half of the United States and the Company's corporate operations. The IESI operating segment, which consists of the Company's wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States.

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2003. The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Below is a reconciliation of (i) total segment profit (loss) to earnings (loss) before income taxes on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                 ---------------------    ---------------------
                                    2004         2003        2004        2003
                                 ---------    ---------   ---------   ---------
Profit for reportable
  segments                       $ 534,204    $ 158,649   $ 141,003   $ 533,814
Elimination of intersegment
  profits                          (17,686)       3,390         360     (26,761)
                                 ---------    ---------   ---------   ---------
Operating profit                 $ 516,518    $ 162,039   $ 141,363   $ 507,053
                                 =========    =========   =========   =========

                                                 September 30,      December 31,
                                                     2004              2003
                                                 ------------      ------------
Total assets for reportable segments             $ 20,354,917      $ 16,419,811
Elimination of intersegment assets                   (107,245)          (78,036)
                                                 ------------      ------------
Total assets                                     $ 20,247,672      $ 16,341,775
                                                 ============      ============

Summarized financial information concerning the Company's reportable segments is shown in the following table. There are no significant noncash items.

                                        Abatix          IESI           Totals
                                     ------------    ------------   ------------
Three months ended
September 30, 2004
------------------------------
Sales from external customers        $ 13,719,320    $    689,438   $ 14,408,758
Intersegment sales                             --         181,791        181,791
Interest expense                           67,528              --         67,528
Depreciation expense                      107,167           1,674        108,841
Segment profit                            379,348         154,856        534,204
Capital expenditures                       19,343              --         19,343

Three months ended
September 30, 2003
------------------------------
Sales from external customers        $ 11,852,509    $    507,490   $ 12,359,999
Intersegment sales                             --         157,084        157,084
Interest expense                           39,188              --         39,188
Depreciation expense                      101,824             250        102,074
Segment profit                             34,412         124,237        158,649
Capital expenditures                      208,937           2,040        210,977

Nine months ended
September 30, 2004
------------------------------
Sales from external customers        $ 36,975,471    $  1,869,613   $ 38,845,084
Intersegment sales                             --         393,983        393,983
Interest expense                          166,759              --        166,759
Depreciation expense                      351,388           4,165        355,553
Segment (loss) profit                    (195,617)        336,620        141,003
Capital expenditures                      148,963              --        148,963

Nine months ended
September 30, 2003
------------------------------
Sales from external customers        $ 36,543,383    $  1,440,791   $ 37,984,174
Intersegment sales                             --         492,907        492,907
Interest expense                          134,511              --        134,511
Depreciation expense                      314,003             643        314,646
Segment profit                            151,086         382,728        533,814
Capital expenditures                      448,620           2,614        451,234

Segment Assets
------------------------------
September 30, 2004                   $ 19,049,578    $  1,305,339   $ 20,354,917
December 31, 2003                      14,900,767       1,519,044     16,419,811

The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington, Nevada and Florida. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the nine months ended September 30, 2004 and 2003, no single customer accounted for more than 10% of net sales, although sales to environmental contractors were approximately 45% and 48% of consolidated net sales in those periods, respectively.

Although no vendor accounted for more than 10% of the Company's sales, two product classes accounted for greater than 10% of sales for the first nine months of 2004. The first product class accounted for 16% and 17% of net sales in the first nine months of 2004 and 2003, respectively. A major component of these products is petroleum. The recent increase in oil prices has translated to increased costs to the Company for these products. In turn, the Company has increased its selling price to its customers. Further increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a competitive price. The second product class accounted for 12% and 11% of net sales in the first nine months of 2004 and 2003, respectively. A majority of these products are produced internationally. Although political climates could impact our ability to obtain and sell these products, sourcing of these products is available from many countries and many vendors.

(5)   Contingencies

The Company has been named in several class action lawsuits as detailed below. These complaints generally allege that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and purportedly misleading statements concerning Abatix's business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages. The Company intends to vigorously defend itself against these allegations.

      o On April 26, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Family Medicine Specialists and Howard Kalnitsky, and on Behalf of All Others Similarly Situated, Plaintiffs v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (304CV-872 D).

      o On April 30, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled David Maione, Individually And On Behalf of All Others Similarly Situated, Plaintiff vs. Abatix Corp and Terry Shaver, Defendants (304 CV0926-P).

      o On May 5, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Eve Gelman, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corporation, Terry Shaver and Frank Cinatl (4-04CV-341-A).

      o On May 11, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Vincent Teal, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (3-04CV-1002P).

      o On May 21, 2004, the Company and an officer and director were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Texas styled John S. Rankin, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Abatix Corp., and Terry Shaver Defendants (504CV 116).

All of these lawsuits, other than the John S. Rankin lawsuit, have been transferred to one Federal District Court in the Northern District of Texas, Dallas Division. The Company has filed a motion to transfer the John S. Rankin case to the Northern District of Texas, but the Court has not ruled on this motion. Each of the cases listed above filed in the Northern District of Texas have been consolidated into a single case. Upon transfer from the Eastern District of Texas, the Company intends to request that the Court consolidate the Rankin case as well.

On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841), although Plaintiff has dismissed A. David Cook from this case since Mr. Cook was not a director of the Company at the time of the alleged actions. This suit is a shareholder derivative action that alleges that all of the defendants breached certain fiduciary duties and abused their control of Abatix. In that regard, the plaintiff seeks contribution and indemnification. In addition, this petition alleges that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information. Plaintiff has agreed to abate this case; however, Plaintiff has the right to lift the abatement and pursue these claims with 15 days notice.

The SEC Regional Office made inquiries to the Company pertaining to its disclosure of an agreement with Goodwin Group LLC and the RapidCool(TM) line of products. The Company fully responded to these inquiries, and received a letter from the Staff of the SEC, written under the guidelines of Securities Act Release No. 5310, stating that its investigation has been terminated and no enforcement action has been recommended to the Commission.

The Company has notified its directors' and officers' and corporate liability insurance carrier of the aforementioned issues and has requested coverage for any and all attorney fees, expenses and any exposure incurred in connection with these cases.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is a supplier of mainly safety related products and tools to workers involved in the construction, manufacturing and homeland security markets. From seven fully-stocked distribution facilities/sales offices in the western and southwestern part of the United States and, currently, a facility in Florida to serve customers responding to the recent hurricanes, the Company primarily distributes commodity products to the local geographic areas surrounding its facilities.

The following information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2003.

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

This discussion and analysis of our results of operations and financial condition is intended to provide investors with an understanding of the Company's recent performance, its financial condition and its prospects. We will discuss and provide our analysis of the following:

o     Overview of 2004 Results
o     Results of Operations and Related Information
o     Liquidity and Capital Resources
o     Business Outlook

Overview of 2004 Results

During the third quarter of 2004, the Company saw a continuation in sales growth from the prior quarters.

o Net sales increased 17% for the third quarter and 2% for the first nine months when compared to the same periods in 2003.

      o The growth in revenues during the third quarter relates to increased restoration sales related to the recent Florida hurricanes.

      o The growth in revenues for the first nine months primarily relates to increased sales to the homeland security market and the industrial manufacturing market.

      o Each quarter in 2003 showed a decline in sales from the previous quarter of 6%, 1%, 3% and 12%. In contrast, the first three quarters for 2004 have shown increases from the previous quarter of 10%, 4% and 16%.

o Gross profit increased 12% for the third quarter, but declined 5% during the first nine months when compared to the same periods in 2003.

      o The increase in the third quarter gross profit resulted from restoration sales in Florida related to the recent hurricanes.

      o     The decrease in the first nine months are a result of:

            [_]   Lower margin sales to the homeland security market.

            [_]   Increased competition in the environmental market.

o Selling, general and administrative costs showed a 2% increase for the third quarter, but a 2% decline for the first nine month when compared to the same periods in 2003.

      o     The increase in the third quarter is due to:

            [_] Higher selling expenses related to the increased volume, partially offset by

            [_]   Lower payroll costs (7%) due to lower staffing levels.

      o     The decrease in the first nine months resulted from:

            [_] Lower labor costs (11%) due to lower staffing levels partially offset by

            [_] Increased legal costs in the second quarter of 2004 related to the litigation.

Results of Operations and Related Information

Third Quarter of 2004 Compared With Third Quarter of 2003

Net Sales

Consolidated net sales increased 17% to $14,409,000 from 2003. The Abatix operating segment net sales increased 16% to $13,719,000, while the IESI operating segment net sales increased 36% to $689,000.

o The increase in sales at the Abatix operating segment was primarily due to restoration sales in Florida as a result of recent hurricanes.

o To a lesser extent, spending increased in manufacturing facilities which also had a positive impact on the Abatix operating segment sales.

o The increase in sales at the IESI operating segment was primarily due to market penetration at a few key customers and those customers' ability to capture market share from competitors' products.

Gross Profit

Consolidated gross profit of $3,955,000 increased 12% from 2003. Expressed as a percentage of sales, gross profit was 27% and 29% in 2004 and 2003, respectively.

o The increase in gross profit dollars is a result of large volume sales in Florida related to the recent hurricanes.

o     The decrease in the gross profit rate is a result of:

      o Increased sales to homeland security customers which have been at lower margins.

      o Competitive pressures in the environmental market resulting in lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $3,439,000 were $55,000 higher than 2003. The significant changes in these costs are as follows:

o     Increased selling and freight costs related to the increased volume.

      o     Increased legal costs related to the patent litigation.

      o Lower payroll costs (7%) as a result of adjustments to staffing levels since the third quarter of 2003.

Expressed as a percentage of sales, S,G&A expenses were 24% and 27%, respectively, for 2004 and 2003.

Additional Statement of Operations Commentary

o Interest expense of $68,000 increased approximately $28,000 from 2003 primarily due to higher line of credit balances and higher interest rates.

o Net earnings of $283,000 or $.17 per share increased $208,000 from net earnings of $75,000 or $.05 per share in 2003. The increase in net earnings is primarily due to higher sales volume.

First Nine Months of 2004 Compared With First Nine Months of 2003

Net Sales

Consolidated net sales increased 2% to $38,845,000 from 2003. The Abatix operating segment net sales increased 1% to $36,975,000, while the IESI operating segment net sales increased 30% to $1,870,000.

o The increase in sales at the Abatix operating segment primarily occurred in the homeland security market as Abatix was successful on several governmental bids.

o The increase at the Abatix operating segment was also positively impacted by increased spending from manufacturing facilities.

o Mostly offsetting the increases at the Abatix operating segment was a decline in the environmental market. This decline was due to the decrease in sales to restoration contractors during the first half of 2004, partially offset by the positive impact on these sales due to the Florida hurricanes in the third quarter of 2004.

o The increase in sales at the IESI operating segment was primarily due to market penetration at a few key customers and those customers' ability to capture market share from competitors' products.

Gross Profit

Consolidated gross profit of $10,511,000 decreased 5% from 2003. Expressed as a percentage of sales, gross profit was 27% and 29% in 2004 and 2003, respectively.

o The decline in gross profit dollars is a result of lower sales volume to the restoration market and lower margin sales to the homeland security market.

o     The decrease in the gross profit rate is a result of:

      o Increased sales to homeland security customers which have been at lower margins.

      o Competitive pressures in the environmental market resulting in lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $10,370,000 decreased 2% over 2003. The significant changes in these costs are as follows:

o Lower payroll costs (11%) as a result of adjustments to staffing levels since the third quarter of 2003.

o     Increased legal costs related to the litigation.

Expressed as a percentage of sales, S,G&A expenses were 27% and 28% for 2004 and 2003, respectively.

Additional Statement of Operations Commentary

o Interest expense of $167,000 increased approximately $32,000 from 2003 primarily due to higher line of credit balances.

o Net loss of $40,000 or $.02 per share decreased $254,000 from net earnings of $214,000 or $.13 per share in 2003. The decrease in net earnings is primarily due to the lower margins in 2004.

Liquidity and Capital Resources

Cash used in operations for the first nine months of 2004 of $1,509,000 compared to cash provided by operations in 2003 of $617,000.

o Sales in the third quarter of 2004 were approximately 16% higher than the second quarter of 2004 causing a 37% increase in accounts receivable since year end.

o The 18% increase in inventory is primarily due to stocking the Florida sales and distribution center in anticipation of future restoration sales.

o These uses of cash were funded primarily from borrowings on the Company's working capital line of credit and increases in accounts payable.

Cash requirements for non-operating activities during the first nine months of 2004 decreased by $296,000 to $154,000 when compared to 2003. These requirements were primarily the purchase of computer hardware and software and leasehold improvements. Purchases of fixed assets for the remainder of 2004 are estimated to be less than $75,000 and will include primarily replacement of computers.

The Company has an $8,000,000 working capital line of credit and a $500,000 capital equipment credit facility.

o Based on the borrowing formula calculated as of September 30, 2004, the Company had the capacity to borrow up to the maximum of $8,000,000 on its working capital line.

o As of November 5, 2004, there are advances of $6,268,000 outstanding on the working capital credit facility.

o As of November 5, 2004 there are advances of $49,000 outstanding on the capital equipment credit facility.

o Both credit facilities are payable on demand and bear a variable rate of interest tied to the prime rate.

There have been no significant changes to the Company's contractual obligations reported in the Form 10-K for the year ended December 31, 2003, except as follows.

o The Company extended two of its operating leases and has a short-term lease in Florida resulting in contractual obligations of $1,179,000, $706,000, 390,000, $127,000, $117,000 and $68,000 in 2005, 2006, 2007,
      2008, 2009 and 2010 respectively. The total of these obligations for operating leases are $2,587,000.

o The changes in the Company's working capital line of credit discussed above.

o     The contractual obligation for the computer system has been satisfied.

o The Company's open purchase orders in the normal course of business are approximately $1,251,000 as of November 5, 2004. The increase since December 31, 2003 relates primarily for the replenishment of equipment and related supplies that were sold for the clean-up in Florida.

Management believes the Company's current credit facilities, together with any cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

Business Outlook

Our goal for 2004 is to produce revenue growth, exclusive of the impact of the higher sales because of mold remediation in 2003 and the non-recurring revenues in Florida in 2004, as it is vital to our long-term success.

o We are not anticipating a significant improvement in the industrial manufacturing and constructions markets for the remainder of 2004; however, the Company should benefit as the general economy and, in particular, the construction market, recovers.

o The homeland security segment is expected to continue to grow in 2004. The growth in this market to date has been with the public sector and generally is at lower margins than the remainder of the Company's markets. We are hopeful the private sector will spend more money on homeland security products as general economic conditions improve.

o The impact from the Florida market will continue in the fourth quarter, although it is expected to decline each month as clean-up projects are completed. The impact beyond the fourth quarter 2004 is not expected to be significant.

o New locations and acquisitions are also critical for the long-term growth of the Company; however, we do not anticipate any new locations or acquisitions in 2004 or in the first quarter 2005.

Overall margins for 2004 are anticipated to remain at their current levels.

o We are utilizing tools in our new computer system in an effort to enhance margins.

o We are evaluating the consolidation of certain vendors to gain access to better pricing.

o We are evaluating alternative sourcing vehicles to enhance our purchasing process.

o However, further competitive pressures or changes in the customer or product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

The Company will need to further reduce costs to stay competitive and return to profitability.

o We intend to continue evaluating costs, including labor related costs, rent and freight which make up approximately 75% of our selling, general and administrative costs, to ensure our cost structure is in line with our revenue stream and supports our business model.

o Unless revenues improve significantly and are sustainable, S,G&A expenses are estimated to remain in their current range for 2004.

o The Company's credit facilities are variable rate notes tied to the lending institution's prime rate. Increases in the prime rate could negatively affect the Company's earnings.

In the event the Company pursues acquisitions or a more aggressive growth strategy it will most likely be unable to use its common stock as a currency or as a source of funds. Therefore, the Company might need to negotiate with other parties to secure funds to achieve those plans.

Cash flow from operations for the entire year of 2004 is expected to be negative. The Company's accounts receivable collection days have increased slightly in the past eighteen months. These increases are primarily a result of the sharp decline in sales to restoration contractors. The Company has taken steps to protect our interests in certain receivables and believes its allowance for bad debts is sufficient to cover any anticipated losses. In addition, the Company's inventory turns have slowed over the past eighteen months as a result of the decline in sales to restoration contractors and as a result of the increase in inventory to support a customer. Sales to this customer have been slow to materialize.

Information Concerning Forward-Looking Statements

Except for the historical information contained herein, the matters and comments set forth in this release are forward looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are, but not limited to, the following: continued recovery of the general economy and the construction market; war, terrorism or similar events, or lack thereof, and their impact on homeland security sales; the long-term impact of insurance coverage on mold remediation; adverse weather conditions; inability to hire and train quality people or retain current personnel; changes in interest rates; strong or increased competition; changing customer or product mix; ability to implement sustainable cost reduction and containment programs; or negative effects from investor issues. In addition, increases in oil prices or shortages in oil supply could significantly impact the Company's petroleum based products and its ability to supply those products at a competitive price.

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

      b. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -

      The Company has been named in several class action lawsuits as detailed below. These complaints generally allege that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and purportedly misleading statements concerning Abatix's business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages. The Company intends to vigorously defend itself against these allegations.

      o On April 26, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Family Medicine Specialists and Howard Kalnitsky, and on Behalf of All Others Similarly Situated, Plaintiffs v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (304CV-872 D).

      o On April 30, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled David Maione, Individually And On Behalf of All Others Similarly Situated, Plaintiff vs. Abatix Corp and Terry Shaver, Defendants (304 CV0926-P).

      o On May 5, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Eve Gelman, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corporation, Terry Shaver and Frank Cinatl (4-04CV-341-A).

      o On May 11, 2004, the Company and certain of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of Texas styled Vincent Teal, individually and on behalf of all others similarly situated, Plaintiff v. Abatix Corp., Terry Shaver, Frank Cinatl, IV and Gary Cox, Defendants (3-04CV-1002P).

      o On May 21, 2004, the Company and an officer and director were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Texas styled John S. Rankin, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Abatix Corp., and Terry Shaver Defendants (504CV 116).

      All of these lawsuits, other than the John S. Rankin lawsuit, have been transferred to one Federal District Court in the Northern District of Texas, Dallas Division. The Company has filed a motion to transfer the John S. Rankin case to the Northern District of Texas, but the Court has not ruled on this motion. Each of the cases listed above filed in the Northern District of Texas have been consolidated into a single case. Upon transfer from the Eastern District of Texas, the Company intends to request that the Court consolidate the Rankin case as well.

      On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and
      A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841), although Plaintiff has dismissed A. David Cook from this case since Mr. Cook was not a director of the Company at the time of the alleged actions. This suit is a shareholder derivative action that alleges that all of the defendants breached certain fiduciary duties and abused their control of Abatix. In that regard, the plaintiff seeks contribution and indemnification. In addition, this petition alleges that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information. Plaintiff has agreed to abate this case; however, Plaintiff has the right to lift the abatement and pursue these claims with 15 days notice.

      The SEC Regional Office made inquiries to the Company pertaining to its disclosure of an agreement with Goodwin Group LLC and the RapidCool(TM) line of products. The Company fully responded to these inquiries, and received a letter from the Staff of the SEC, written under the guidelines of Securities Act Release No. 5310, stating that its investigation has been terminated and no enforcement action has been recommended to the Commission.

      The Company has notified its directors' and officers' and corporate liability insurance carrier of the aforementioned issues and has requested coverage for any and all attorney fees, expenses and any exposure incurred in connection with these cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None
Item 3. Defaults upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Security Holders - None
Item 5. Other Information - None
Item 6. Exhibits -

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

                                          ABATIX CORP.
                                         (Registrant)

Date: November 11, 2004                      By: /s/ Frank J. Cinatl, IV
                                                 -----------------------
                                            Frank J. Cinatl, IV
                                            Vice President and Chief Financial
                                            Officer of Registrant
                                           (Principal Accounting Officer)