Form 10-K
period 2004-12-31
ABATIX CORP
filed 2005-03-28
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number - 1-10184

ABATIX CORP.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

75-1908110

(I.R.S. Employer Identification Number)

8201 Eastpoint Drive, Suite 500, Dallas, Texas	75227

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 381-0322

Securities registered pursuant to Section 12 (b) of the Act:	None

Securities registered pursuant to Section 12 (g) of the Act:	Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes   ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2004 (based on the closing stock price on the Nasdaq Stock Market on such date) was approximately $2,875,000.

1,711,148 shares of common stock, $.001 par value, were issued and outstanding on March 21, 2005.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 26, 2005 is incorporated by reference into Part III hereof.

PART I

Item 1.  Business.

(a)          Development of Business

Abatix Corp. (“Abatix”) markets and distributes personal protection and safety equipment and durable and nondurable supplies predominantly to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, to the construction industry.  Abatix, through its wholly owned subsidiary, International Enviroguard Systems, Inc. (“IESI”), a Delaware corporation, imports disposable clothing sold through Abatix and other distribution companies not in direct competition with Abatix.  Abatix and IESI are collectively referred to herein as the “Company.”

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

As opportunities to enter new markets arose over the years, the Company expanded geographically.  The basic growth philosophy has been to find the right people, and then determine if the geographic market can support a full service sales office/distribution center.  During our history, the following branches, beyond our initial Dallas location, were opened:

•	San Francisco – December 1988
•	Houston – February 1990
•	Los Angeles – August 1991
•	Phoenix – January 1993
•	Denver – February 1993 (closed April 1999)
•	Seattle – January 1994
•	Las Vegas – December 1995

The Company intends to expand and diversify the revenue base through hiring additional sales personnel, adding products or product lines, opening new locations and acquiring other companies, if appropriate.  Furthermore, the Company maintains an e-commerce solution, including on-line ordering, to help solidify relationships with the existing customer base and expand its geographic presence.

(b)          Financial Information About Operating Segments

Information about the Company’s operating segments is included in Note 8 in the Notes to the Consolidated Financial Statements at Item 15.

(c)          Narrative Description of Business

Based on 2004 sales, approximately 46% of the Company’s products are sold to environmental contractors, 17% to construction related firms, 19% to the industrial safety market and 18% to other firms.   The Company believes a majority of its sales for the foreseeable future will continue to be made to environmental contractors and considers its relationship with its customers to be excellent.

Environmental Industry

Asbestos Abatement Industry

Between 1900 and the early 1970’s, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries.  In the mid-1980’s it was estimated that in the United States, approximately 20% of all buildings, excluding residences and schools, contained friable asbestos-containing materials that were brittle and were susceptible to the release of asbestos dust.  Various diseases, such as asbestosis, lung cancer and mesothelioma, have been linked to the exposure to airborne asbestos.  Through medical studies, the public has become aware of the diseases associated with asbestos.

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

Lead Abatement Industry

The hazards of lead-based paint have been known for many years; however, the federal and state regulations requiring identification, disclosure and cleanup have been minimal.  In early 1996, the Environmental Protection Agency (“EPA”) and the Department of Housing and Urban Development unveiled rules regarding lead-based paint in the residential markets.  These rules give homebuyers the right to test for lead-based paint before signing a contract.  In addition, although a landlord or home seller is not required to test for lead-based paint, the rules do require disclosure of such, if known.

Many asbestos abatement contractors added lead abatement to their range of services in an attempt to enter a market considered being in its infancy.  The asbestos abatement contractors bring equipment, a trained labor force and experience working in a regulatory environment to the lead abatement industry; however, budgetary constraints also limit the number of these projects.

Mold Remediation Industry

Although mold remediation has been around for years, litigation over the past several years surrounding the health hazards of human exposure to mold has created public awareness and is forcing property owners and the construction industry to deal with the problem.  To grow, mold requires moisture, a carbon source (wood, plasterboard, natural fibers, or any organic matter), lack of air movement and little to no light.  The energy crisis in the 1970’s inspired many energy efficiency programs, including the building of structures that promoted less air movement which increased the likelihood of a mold problem.

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

Many asbestos and lead abatement contractors added mold remediation to their range of services.  In addition, fire, water, and smoke restoration contractors added mold remediation to their range of services.  The Company had very few sales to restoration contractors before the heightened awareness of mold.  In late 2000, the Company began to see high levels of activity from this industry, primarily in Texas.  The growth in this industry continued into the early part of the fourth quarter of 2002, but slowed significantly in the first half of 2003 and has remained level for the past eighteen months.  The decline in 2003 occurred primarily because insurance laws in Texas changed to eliminate or limit the insurance companies’ exposure to mold liabilities, resulting in fewer projects being undertaken.  While there has been some increased legal activity in states other than Texas, the limited liability on insurance policies has inhibited the growth of this industry.

Homeland Security

Seeing an opportunity to leverage our current product lines with some additional lines, including consulting and training, the Company entered the Homeland Security market in August 2002.  A 2003 industry report published by U.S. Bancorp Piper Jaffray (“Piper Jaffray”) indicated the Security industry generates over $120 billion in annual revenue on a global basis and is expected to grow at 8.5% through 2006.  The United States accounts for approximately $43 billion of the global revenue and is projected to grow at approximately 7% reaching $60 billion in 2006.  The Piper Jaffray report breaks down the industry into segments, and estimates the Personal Safety Products segment generates $4 billion in annual domestic revenue.  In addition, this report depicts that funding for the Department of Homeland Security is approximately 50% of the total domestic revenue generated.  While state and local governments account for some of the difference, the private sector is also considered to be a participant in this industry.

Much of the Company’s activity in this industry to date has been with the public sector attempting to outfit the first responders.  Because these activities are broad in scope and tend to be large dollar orders, the purchasing departments for these governmental entities solicit bids and generally select the lowest product price.  Unlike our current business model, the sales cycle tends to be long and can sometimes be unsuccessful.  To meet these challenges, we changed some of our processes to lower our costs related to these types of orders.

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

Currently, the Company supplies the construction tools industry in its Las Vegas, Los Angeles, and Phoenix facilities and on a limited basis from its other facilities.  This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets.  The real estate industry initially declined after the events of September 11, 2001, stabilized in 2003 and has shown signs of improvement since early 2004.  The Company anticipates this industry to improve in 2005 as the economy continues to improve.

Industrial Safety Industry

The EPA and OSHA have established numerous rules and regulations governing environmental protection and worker safety and health.  The demand for supplies and equipment by U.S. businesses and governments to meet these rules and regulations has resulted in the creation of a multi-billion dollar industry.

As research identifies the degree of environmental or health risk associated with various substances and working conditions, new rules and regulations can be expected.  These actions inevitably will require more expenditure for supplies and equipment for handling, remediation and disposal of hazardous substances and the creation of safe living and working conditions.  However, potentially offsetting these gains are manufacturing automation and productivity improvements which potentially result in fewer people to protect, and movement of labor intensive operations offshore where there is less regulation.

Geographic Distribution of Business

The Company distributes over 20,000 industrial, construction tool, personal protection, safety and hazardous waste remediation products to approximately 4,100 active customers primarily located in the Southwest, Midwest, Pacific Coast, Alaska and Hawaii.

The Company maintains sales, distribution and warehouse centers in Los Angeles and San Francisco, California, Dallas and Houston, Texas, Phoenix, Arizona, Las Vegas, Nevada, and Seattle, Washington.

In August 2004, the Company opened a temporary office in Tampa, Florida to help contractors respond to the devastation from the hurricanes.  This office was closed in February 2005.

Equipment and Supplies

An estimated 35% of the Company’s current year sales were environmental products and 29% were safety products, while construction tools and supplies accounted for 13%.  The remaining 23% of sales were miscellaneous products used by environmental contractors, construction contractors and industrial manufacturing facilities.

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns and customer inquiries.  The Company maintains an inventory of disposable products and commodities as well as low cost equipment items.  Approximately 80% of the Company’s sales are of disposable items and commodity products, which are sold to customers at unit prices ranging from under $1.00 to $50.00.  The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to construction related tools that can retail in excess of $10,000.  The Company currently does not manufacture or lease any products.  On a very limited scale, the Company provides warranty repair on certain equipment.  The Company distributes, on a limited basis, disposable items under its own private label.

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

The Company also has a web site, www.abatix.com, which allows customers to place orders on-line.  Currently the web site contains approximately 6,000 products.  In addition to on-line ordering, the web site has current industry and Company information, including historical press releases and the Company’s filings with the Security and Exchange Commission (“SEC”).

Backlog

Substantially all the Company’s products are shipped to customers within 48 hours following receipt of the order; therefore backlog is not material to the Company’s operations.  During severe weather conditions, such as the hurricanes in Florida in 2004, the Company can experience severe backlog situations because products in the quantities needed are unavailable from the manufacturers.  Since the customer’s need for products is immediate in these situations, the customers will purchase from whichever supplier can get them the product.

Inflation

The inflation rate for the U.S. economy has been relatively low over the past several years, with the 2004 inflation rate around 3%.  The 2005 inflation rate is expected to be in this same range.  Therefore, the Company believes inflation will not have a material impact on the Company’s operations or profitability in the near term.

The Company experienced cost increases in several of its major product lines during 2004 and decreases in certain other product lines.  The majority of the price increases were passed along to customers in the form of higher selling prices, thereby having little effect on product margins.  We expect further price increases in certain product lines in 2005 and we believe these price increases will be able to be passed on to customers.  If we are unable to pass on these price increases, our gross margins and profitability would be negatively impacted.

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

Seasonality

In the past, the environmental supply business has been seasonal as a result of the substantial amount of work performed in educational facilities during the summer months when the weather is generally more conducive to construction or during other vacation periods.  The Company believes seasonality is not a major characteristic in the non-educational or private sector, which includes the industrial, commercial and residential markets.  In addition to the private sector environmental business, the Company’s expansion in the construction and industrial safety supply markets has mitigated most seasonal impacts of government environmental projects on the Company’s sales.

The Company’s profitability historically increases in the second and third quarters, relative to the first and fourth quarters.  This increase in profitability is attributable to the usual small increase in revenues during the second and third quarters without the corresponding increase in costs, as fixed costs represent a majority of total general and administrative costs.

Government Regulation

As a supplier of products manufactured by others to the environmental supply, construction tool, homeland security and industrial safety industries, the Company’s internal operations are not substantially affected by federal laws and regulations including those promulgated by the EPA and OSHA.  Most of the contractors and other purchasers of the Company’s equipment and supplies are subject to various government regulations.  Developments in legislation and regulations affecting manufacturers and purchasers of the Company’s products could have a substantial effect on the Company.

Competition

The environmental supply, industrial safety, homeland security and construction tools supply businesses are highly competitive.  These markets are served by a limited number of large national firms as well as many regional and local firms, none of which can be characterized as controlling the market.  The Company competes on the basis of product availability, variety and quality.  In addition, the Company competes on delivery, credit arrangements and price.  Substantial regulatory or economic barriers to entry do not characterize the Company’s business.  Therefore, additional companies could enter any of these industries and may have greater financial, marketing and technical resources than the Company.

Employees

As of February 28, 2005, the Company employed a total of 103 full time, non-union employees including 3 executive officers, 18 managers, 55 administrative and marketing personnel and 27 clerical and warehouse personnel.  The Company believes relations with its employees are excellent.

Certain Factors That May Affect Future Results

Certain matters discussed in this Form 10-K, or documents, a portion of which are incorporated by reference, concerning, among other things, the business outlook, including growth, cost savings, anticipated financial and operating results, strategies and contingencies, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Company.  There can be no assurance that these events will occur or that the Company’s results will be as estimated.

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases.  In addition, many factors outside the control of the Company, including the prices and availability of the Company’s products, potential competitive pressures on selling prices and fuel prices, as well as general economic conditions in the markets in which the Company operates, also could impact the realization of such estimates.

The following factors, as well as factors described elsewhere in the Form 10-K, or in other SEC filings, among others, could cause the Company’s future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

These factors are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose such factors.

Competition.  The Company experiences intense competition for sales of its principal products.  The Company has several major competitors in its markets, some of which are larger and have more resources than the Company.  The principal methods and elements of the competition include product quality, product breadth, product availability, price, credit terms and delivery services.  Inherent risks in the Company’s competitive strategy include uncertainties concerning the effects of consolidation of suppliers and distribution channels, the lack of barriers to entry and competitive reaction.  Increased competition with respect to pricing would reduce revenue and could have an adverse impact on the Company’s financial results.

Personnel.  A key component of our strategy is to provide value to our customers by building relationships and establishing a trusting working environment between our customers and our staff.  The Company provides competitive compensation, benefits and other factors that have attracted our current staff.  In addition, hiring and training of additional staff is a key component to our growth plans.  However, there can be no assurance that our staff will remain employed by the Company, or that the Company will be able to hire and train replacement or additional staff.  Loss of staff could have an adverse impact on the Company’s financial results.

Cost Savings Strategy.  The Company’s anticipated cost savings are expected to result from better purchasing and inventory control strategies, productivity gains and efforts to reduce general and administrative costs without sacrificing service.  The Company’s strategic investments in its information systems should also allow further cost savings through the streamlining of its back office operations.  However, there can be no assurance that such cost savings will be achieved.

Products.  A number of the Company’s products, such as plastic sheeting and bags, contain certain materials which are principally derived from petroleum.  These products are subject to price fluctuations based on changes in petroleum prices, availability and other factors.  Significant increases in prices for these products, as we experienced in 2004, could adversely affect earnings if the Company does not or is unable to increase its selling price to customers or if adjustment to our selling price to customers significantly trails the increases in the cost of the products to us.

Although the Company believes that the suppliers of products needed to meet our demand are adequate, global economic and political conditions, especially in China, supplier capacity constraints, severe weather conditions and other factors could materially affect the availability of or prices for certain products.

Fuel Costs.  We depend heavily on third party delivery services as well as our own fleet of delivery vehicles.  Fuel costs are a component of the total cost of product deliveries.  Significant increases in oil prices could adversely affect earnings if the Company does not or is unable to pass along these increases to customers.

Contingencies.  Any costs and other effects of pending litigation against the Company cannot be determined with certainty.  Although management believes that no such proceedings will have a material adverse effect on the Company, there can be no assurance that the outcome of such proceedings will be as expected.  See Item 3. Legal Proceedings.

Item 2.  Properties.

As of December 31, 2004, the Company leases and occupies approximately 174,000 square feet of industrial space.  Included is approximately 8,100 square feet of office space for the Company’s headquarters which expires in February 2006.  Also included is 5,000 square feet of space in Florida which expired in February 2005.  Excluding the space in Florida, the Abatix branch facilities range in size from 9,090 square feet to 30,820 and have leases expiring between July 2005 and July 2010.  IESI leases approximately 21,000 square feet of warehouse space.

Item 3.  Legal Proceedings.

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

All of these lawsuits have been transferred to one Federal District Court in the Northern District of Texas, Dallas Division and have been consolidated into a single case under Cause No. 3-04CV-872-D; Family Medicine Specialists, et al v. Abatix, et al.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Common Stock Bid Price

	High	Low

2003
First Quarter	$8.50	$5.01
Second Quarter	6.24	4.20
Third Quarter	5.29	3.97
Fourth Quarter	4.32	3.45
2004
First Quarter	$6.74	$3.76
Second Quarter	16.75	3.00
Third Quarter	4.53	2.11
Fourth Quarter	14.75	2.55

On March 21, 2005, the closing price for the common stock was $7.24.

(b)          As of March 21, 2005, the approximate number of holders of record of the Company’s common stock was estimated to be 200.

(c)          The Company has never paid cash dividends on its common stock.  Future dividend policy will depend on the Company’s earnings, capital requirements, expansion plans, financial conditions, tax laws and other relevant factors.  The Company currently does not anticipate paying cash dividends for the foreseeable future.

(d)          The Company does not currently have any equity compensation plans.

(e)          The Company does not currently have an active share repurchase program and has not repurchased any of its common stock since 1999.

Item 6.  Selected Financial Data.

The tables below set forth, in summary form, selected financial data of the Company.  This data, which is not covered by the report of the independent registered public accounting firm, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein (amounts in thousands except per share amounts).

	Year Ended December 31,

	2004 [a]	2003 [b]	2002 [c]	2001 [c]	2000

Selected Operating Results:
Net sales	$52,892	$48,893	$59,801	$54,726	$47,987

Gross profit	$14,370	$14,050	$17,437	$15,384	$12,982

Earnings before cumulative effect of change in accounting principle	$214	$61	$1,345	$1,206	$598
Cumulative effect of change in accounting principle [d]	—	—	(492)	—	—

Net earnings	$214	$61	$853	$1,206	$598

Basic and diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$.13	$.04	$.79	$.70	$.35
Cumulative effect of change in accounting principle [d]	—	—	(.29)	—	—

Net earnings	$.13	$.04	$.50	$.70	$.35

Basic and diluted weighted average shares outstanding	1,711	1,711	1,711	1,711	1,711

	As of December 31,

	2004	2003	2002	2001	2000

Selected Balance Sheet Data:
Current assets	$17,837	$14,617	$15,602	$14,529	$12,075
Current liabilities	10,306	7,590	8,461	8,603	7,411
Total assets	19,272	16,342	17,152	16,441	14,042
Total liabilities	10,306	7,590	8,461	8,603	7,411
Retained earnings	8,646	8,432	8,371	7,518	6,312
Stockholders’ equity	8,966	8,752	8,691	7,838	6,631

[a]	The 2004 results include the increase in sales related to the cleanup efforts from the three hurricanes in Florida.

[b]	Sales to mold related jobs declined significantly in 2003.

[c]

The 2001 and 2002 results include the increase in sales related to the affects of Tropical Storm Allison in Texas.  In addition, the Company, primarily in the Texas markets, experienced a significant growth in sales related to the increased awareness of toxic molds in homes and buildings.

[d]

The cumulative effect of change in accounting principle resulted from the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is a supplier of mainly safety related products and tools to workers involved in the construction, manufacturing and homeland security markets.  From seven fully-stocked distribution facilities/sales offices in the western and southwestern part of the United States the Company primarily distributes commodity products to the local geographic areas surrounding its facilities.

IESI, the Company’s wholly-owned subsidiary, imports disposable clothing from China.  IESI sells their product throughout the United States through the Abatix distribution channels, as well as through other distributors.

The Company’s management believes that hiring additional sales staff, controlling costs, geographic expansion, diversification of customer base and responding effectively to competitive challenges are important to the long-term success of the Company.

•

Sales Staff – We sell our products based on relationships, among other things.  Our ability to hire, train and retain staff, especially in the sales and customer service area is critical to our long-term success.  Our current competitive compensation and benefits, including updating these items when necessary, as well as a good work-life balance are critical to this area.

•

Controlling Costs – To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets.  During 2004 we reviewed, and will continue to review in 2005, our general and administrative costs making adjustments where appropriate.  Our ability to control costs can be affected by outside factors, such as the price of oil or increases in interest rates.  In addition, the cost to comply with Section 404 of Sarbanes-Oxley is expected to approximate $500,000 which would negate most of our cost reduction efforts to date.

•

Geographic Expansion – The Company needs to leverage our infrastructure and knowledge over a larger revenue base.  While the Company intends to focus on growing revenues in its existing locations, the Company will also explore geographic expansion.

•

Customer Base – While no customer represents 10% or more of the Company’s revenues, there are several large customers, especially at IESI.  The loss of one or more of those customers would have an impact on our revenue and profitability.  The Company intends to pursue additional customers and cultivate current customers in an attempt to lessen the impact of any one customer.

•

Competitive Environment – Past results and future prospects are significantly affected by the competitive environment in which we operate.  We experience intense competition for sales of our products in all of our markets.  Our competition ranges from small owner-operator distributors to large national retail chains selling to the construction industry and large national companies selling to the construction and industrial industries.  Typically, the smaller companies are built around very strong relationships which make it hard to penetrate, while the larger companies have a distinct geographic and price advantage.

Other than historical and factual statements, the matters and items discussed herein are forward-looking statements that involve risks and uncertainties.  Actual results of the Company may differ materially from the results discussed herein.  Certain, but not all, factors that could contribute to such differences are discussed throughout this report.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

Overview of 2004 Results

•	Net sales increased 8% when compared to 2003.
•	Gross profit increased 2% when compared to 2003.
•	Selling, general and administrative costs were essentially the same as 2003.
•	Net income of $214,000 increased $153,000 when compared to 2003.

This discussion and analysis of our results of operations and financial condition is intended to provide investors with an understanding of the Company’s recent performance, its financial condition and its prospects.  We will discuss and provide our analysis of the following:

•	Results of Operations and Related Information
•	Liquidity and Capital Resources
•	Critical Accounting Policies
•	New Accounting Standards
•	Business Outlook
•	Information Concerning Forward-Looking Statements

Results of Operations and Related Information

2004 Compared With 2003

Net Sales

Consolidated net sales increased 8% to $52,892,000 from 2003.  The Abatix operating segment net sales increased 7% to $50,106,000, while the IESI operating segment net sales increased 42% to $2,786,000.

•	The increase in sales at the Abatix operating segment resulted from:
	o	increased sales to the restoration market as a result of the hurricanes in Florida,
	o	increased sales to the homeland security market as Abatix was successful on several governmental bids, and
	o	increased sales to the industrial manufacturing market, as spending from manufacturing facilities have increased due to the economic recovery.
•	The increase in sales at the IESI operating segment resulted from market penetration at a few key customers and those customers’ ability to capture market share from competitors’ products.

Gross Profit

Consolidated gross profit of $14,370,000 increased 2% from 2003.  Expressed as a percentage of sales, gross profit was 27% and 29% in 2004 and 2003, respectively.

•	The increase in gross profit dollars is a result of higher sales volume to the restoration and homeland security markets.
•	The decrease in the gross profit rate is a result of:
	o	increased sales to homeland security customers which have been at lower margins, and
	o	competitive pressures in several of the Company’s markets resulting in lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $13,720,000 increased slightly over 2003. The significant changes are:
•	lower labor costs (8%) as a result of adjustments to staffing levels since the third quarter of 2003, partially offset by
•	increased legal costs related to the ongoing litigation.

Expressed as a percentage of sales, S,G&A expenses were 26% and 28% for 2004 and 2003, respectively.

Additional Statement of Operations Commentary

•

Operating profit of 1.2% of sales for 2004 improved from 0.7% of sales in 2003.  The Abatix segment operating profit of 0.3% of sales for 2004 improved from an operating loss of (0.1%) of sales in 2003.  The IESI segment operating profit of 18.3% of sales in 2004 declined from 19.8% in 2003.

	o	The improvement at the Abatix segment is a result of higher sales volumes without a corresponding increase in general and administrative costs, partially offset by lower product margins.
	o	The decline at the IESI segment is primarily a result of lower product margins, partially offset by higher sales volume without a corresponding increase in general and administrative costs.
•	Interest expense of $243,000 increased approximately $64,000 from 2003 primarily due to higher line of credit balances and higher interest rates.
•	Our effective tax rate was 48% in 2004, which compared with 60% in 2003. Although the effective rate in 2004 is lower than 2003, it is higher than normal as a result of the following.
	o	Certain federal deductions are added back to arrive at taxable income for Texas franchise tax purposes. At lower pre-tax income levels, these add-backs are more pronounced.
	o	2004 includes a $20,000 additional tax expense as a result of an adjustment to the 2001 tax year.
•

Net earnings of $214,000 or $.13 per share increased $153,000 from net earnings of $61,000 or $.04 per share in 2003.  The increase in net earnings is primarily due to the higher sales volume, partially offset by lower margins.

2003 Compared With 2002

Net Sales

Consolidated net sales decreased 18% to $48,893,000 from 2002. The Abatix operating segment net sales decreased 19% to $46,933,000, while the IESI operating segment net sales decreased 3% to $1,961,000.
•	The decrease in sales at the Abatix operating segment resulted from the following.
o

Insurance coverage related to molds in homes and buildings throughout the U.S. declined.  In 2002, the Texas Insurance Commission limited the insurance companies’ liability related to mold which would naturally decrease the number of mold related jobs performed by our customers.  Between the fourth quarter 2002 and the second quarter 2003, the Company experienced a 60% decline in mold remediation sales which translated to approximately 20% of the Company’s overall revenue.

	o	General U.S. economic conditions and the real estate conditions in our local markets were still sluggish.
•

The decrease in sales at the IESI operating segment resulted from the loss of business at two large customers, partially offset by adding new customers during the year.  The loss of business resulted from one customer being purchased and the other customer losing a large contract which used IESI products.

Gross Profit

Consolidated gross profit of $14,050,000 decreased 19% from 2002. Expressed as a percentage of sales, gross profit was 29% in both 2003 and 2002.
•	The decrease in gross profit dollars is a result of lower sales volume, primarily to the restoration market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $13,719,000 decreased 9% from 2002. The significant changes in these costs are as follows:
•	Lower selling costs, primarily commissions, as a result of the lower sales volume.

Expressed as a percentage of sales, S,G&A expenses were 28% and 25% for 2003 and 2002, respectively.
•	This increase is a result of the inability to lower fixed costs sufficiently and quickly enough to offset the 18% decline in revenue.

Additional Statement of Operations Commentary

•

Operating profit of 0.7% of sales for 2003 declined from 4.1% of sales in 2002.  The Abatix segment operating loss of (0.1%) of sales for 2003 declined from an operating profit of 3.5% of sales in 2002.  The IESI segment operating profit of 19.8% of sales in 2003 increased from 18.7% in 2002.

	o	The decline at the Abatix segment was from lower sales volumes as a result of the decline in mold jobs and lower product margins without a corresponding decrease in general and administrative costs.
	o	The increase at the IESI segment was primarily a result of improved product margins.
•	Interest expense of $179,000 decreased approximately $52,000 from 2002 primarily due to lower interest rates and lower borrowings.
•	Our effective tax rate was 60% in 2003, which compared with 39% in 2002. This higher rate is a result of the following.
	o	Certain federal deductions are added back to income in calculating the Texas franchise tax. At lower pre-tax income levels, as in 2003, these add-backs are more pronounced.
•

In the first quarter of 2002, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142.  As required by Statement No. 142, the Company, upon adoption, ceased amortizing goodwill and performed an impairment review of its goodwill balance.  Based on the review performed, the Company recorded a goodwill impairment charge for the full amount of $819,841, net of an income tax benefit of $327,900.

•

Net earnings of $61,000 or $.04 per share decreased $792,000 from net earnings of $853,000 or $.50 per share in 2002.  The decrease in net earnings is primarily due to the lower sales volume in 2003 without a corresponding decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Cash used in operations during 2004 of $691,000 compared to cash provided by operations during 2003 of $1,247,000.
•

Accounts receivable increased 30% over December 2003 and 20% since June 2004 as a result of higher sales in the last half of 2004.  Sales in the third and fourth quarters of 2004 were approximately 17% and 29% higher, respectively, than in the same periods in 2003.

•	Inventory increased 21% since December 2003 as a result of:
	o	an increase in stocking levels ahead of price increases on several products, and
	o	inventory stocked in the temporary Florida sales and distribution center to support the clean up from the hurricanes.
•	These uses of cash were funded primarily from an increase in accounts payable and borrowings on the Company’s working capital line of credit.

Cash requirements for investing activities during 2004 of $163,000 decreased by $466,000 when compared to 2003.  These requirements were primarily the purchase of computer hardware and software and leasehold improvements.  Purchases of property and equipment in 2004 were lower than normal primarily because of the significant expense in 2003 related to the Company’s new computer system.  Purchases in 2005 are estimated to be less than $400,000 and will primarily include replacement of vehicles and computers, and potentially some additional productivity software.

The Company has an $8,000,000 working capital line of credit and a $500,000 capital equipment credit facility.
•	Based on the borrowing formula calculated as of December 31, 2004, the Company had the capacity to borrow up to the maximum of $8,000,000 on its working capital line.
•	As of March 21, 2005, there are advances of $4,721,000 outstanding on the working capital credit facility.
•	As of March 21, 2005 there are advances of $36,000 outstanding on the capital equipment credit facility.
•	Both credit facilities are payable on demand and bear a variable rate of interest tied to the prime rate.

Contractual Obligations

The following table presents the Company’s total contractual obligations as of December 31, 2004 for which cash flows are fixed or determinable (in thousands).

	2005	2006	2007	2008	2009	2010	Total

Contractual obligations:
Operating leases	$1,135	$659	$365	$132	$118	$118	$2,527
Working capital line of credit	5,496	—	—	—	—	—	5,496
Equipment notes	35	10	—	—	—	—	45
Employment contracts	584	584	—	—	—	—	1,168
Open purchase orders	1,556	—	—	—	—	—	1,556
Office equipment leases	22	15	7	7	4	—	55

Total contractual obligations	$8,828	$1,268	$372	$139	$122	$118	$10,847

Commentary:
•

The Company’s working capital line of credit agreement includes a feature that allows the bank to call the debt; therefore, the debt is classified as a current liability on the Consolidated Balance Sheets and included above.  This line of credit contains no defined payment schedule.

•

The Company’s equipment notes are comprised of term notes of 36 to 60 months in length.  Certain term notes also have a call feature, and are therefore classified as current liabilities on the Consolidated Balance Sheets.

•	The employment agreements with the Chief Executive, Operating and Financial Officers were effective on January 1, 2005 and expire on December 31, 2006.
•	The open purchase orders represent amounts the Company anticipates will become payable within the next year for saleable product.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known.  The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used.  The critical judgments by management relate to excess and obsolete inventory, allowance for doubtful accounts, depreciation, amortization and impairment testing for property and equipment, and deferred tax assets and potential income tax assessments.  The Company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Excess and Obsolete Inventory

The Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory.  The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the financial statements.

Allowance for Doubtful Accounts

The Company has estimated the net realizable value of accounts receivable by evaluating the current pool of accounts receivable in light of past experience and current knowledge of its customer base.  The Company believes the reserves recorded in the financial statements are adequate for potential credit losses.  It is possible the accuracy of the estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time or if the health of the economy, its customers or the markets served by the Company deteriorates.

Depreciation, Amortization and Impairment Testing for Property and Equipment

Estimating the useful lives of property, plant and equipment requires the exercise of management judgment, and actual lives may differ from these estimates.  Changes to these initial useful life estimates would be made if and when appropriate.  Property, plant and equipment are tested for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows.  Impairment testing requires significant management judgment including estimating the future success of product lines and facilities, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets.  The Company makes estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable.  Since there were no events or changes in circumstances to indicate the carrying value of long-lived assets were impaired, the Company recorded no adjustment to the carrying value of these assets.  The Company does not expect events or circumstances to significantly change, thereby affecting the carrying value of long-lived assets.

Deferred Tax Assets and Potential Income Tax Assessments

As of December 31, 2004, the Company has recorded a net deferred tax asset. In determining the valuation allowances to establish against these deferred tax assets, if any, the Company considers many factors, including the specific taxing jurisdiction, income tax strategies and forecasted earnings. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company records liabilities in current income taxes for potential assessments resulting from tax audits.  Any accruals relate to uncertain tax positions in, potentially, a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Company’s U.S. federal income tax returns have been audited through 2001 and all federal assessments of additional taxes, interest and penalties have been paid through 2001.

New Accounting Standards

In November 2004, FASB issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In December 2004, FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board (“APB”) Opinion No. 29.”  Statement No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In December 2004, FASB issued Statement No. 123R, “Share-Based Payment.”  Statement No. 123R revises Statement No. 123, supersedes APB Opinion No. 25 and amends Statement No. 95.  Statement No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recognized over the period during which an employee is required to provide service in exchange for the award.  The provisions of this Statement are effective for public entities that do not file as small business issuers as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005.  The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

Business Outlook

Our goal for 2005 is to produce revenue growth, exclusive of the non-recurring revenues in Florida in 2004, as it is vital to our long-term success.
•	We are anticipating some improvement in the industrial manufacturing and construction markets as the general economy and, in particular, the real estate market, continue to improve.
•

We anticipate growth in the environmental market, and in particular, the restoration subset of that market.  Year over year growth will be difficult when the positive impact of the Florida hurricanes is included in 2004.

•

The homeland security segment is expected to continue to grow in 2005.  The growth in this market to date has been with the public sector and generally is at lower margins than the remainder of the Company’s markets.  We are hopeful the private sector will spend more money on homeland security products as general economic conditions improve; however, there is not much evidence to support the private sector will begin to spend on our homeland security products.  In response to these issues, the Company has lowered its cost structure to support this market.

•	Hiring of additional sales staff will be critical for long-term growth of the Company.
•

Diversification of our customer base, especially at the IESI segment, will also help provide more consistent results.  Although no customers are more than 5% of our revenues, we have several large customers, the loss of which would impact our sales and profitability.  The growth at the IESI segment was primarily generated by three customers.  We are focused on helping all of our customers grow, as well as adding to our customer base.

•

New locations and acquisitions will most likely be critical for the long-term growth of the Company.  Although we are not certain if and when we will open new locations, we are currently evaluating certain markets as possibilities.  We are not currently evaluating any acquisitions.

Overall margins for 2005 are anticipated to remain at their current levels.
•

We are utilizing certain tools and reporting from our new computer system in an effort to enhance margins.  In addition, these tools and reporting should allow us to identify issues that can be addressed more quickly, thereby minimizing possible margin erosion.

•	We are evaluating the consolidation of certain vendors to gain access to better pricing.
•	We are evaluating alternative sourcing vehicles to enhance our purchasing process.
•	However, further competitive pressures or changes in the customer or product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

The Company will need to further reduce costs to stay competitive and improve on its profitability.
•

We intend to continue evaluating costs, including labor related costs, rent and freight which make up approximately 75% of our selling, general and administrative costs, to ensure our cost structure is in line with our revenue stream and supports our business model.

•	Unless revenues improve significantly and are sustainable, S,G&A expenses are estimated to remain in their current range for 2005.
•	The Company’s credit facilities are variable rate notes tied to the lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Depending on many factors, including the timing of sales, cash flow from operations for the entire year of 2005 is expected to be positive as the Company collects the receivables from the sales increase in the last half of 2004, improvements are made to inventory and purchasing and there is further refinement in our cost structure.

•

Unless the Company employs a more aggressive growth strategy, management believes the Company’s current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

•

The Company’s accounts receivable collection days have leveled off over the past twelve months after increasing slightly in the eighteen months prior.  The increase was primarily a result of the sharp decrease in sales to restoration contractors.  The Company took steps to protect our interests in certain receivables and believes its allowance for bad debts is sufficient to cover any anticipated losses.

•

The Company’s inventory turns have also leveled off over the past twelve months after declining the eighteen months prior.  The decline was primarily a result of the sharp decrease in sales to restoration contractors and the increase in inventory to support a customer.  Sales to this customer have improved, but have been slow to reach the projected levels.

•

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

•

Unless the Company’s stock could be used as currency, any acquisitions would most likely require the raising of capital as the borrowing capacity on the lines of credit and the cash flow from operations would most likely not be sufficient to support an acquisition of reasonable size.

•

The Company currently estimates that it will incur approximately $500,000 in additional costs related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.  These costs will be incurred over 2005 and 2006.

Information Concerning Forward-Looking Statements

Certain statements contained herein, among other things, are of a forward-looking nature relating to future events or the future business performance of Abatix.  Such statements involve a number of risks and uncertainties including, without limitation, global, national and local economic and political conditions; changes in laws and regulations relating to the Company’s products and the import of such products; the outcome of litigation; market acceptance of new products, existence or development of competitive products the Company represents as a distributor that outperform current product lines or are priced more competitively; inability to hire and train quality people or retain current employees; changes in interest rates; the financial status of key customers and vendors; efforts to control and/or reduce costs; adverse weather conditions; significant changes in oil prices; or the Company’s success in the process of management’s assessment and auditor attestation of internal controls, as required by the Sarbanes-Oxley Act of 2002.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Since the Company’s working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk.  Based on the Company’s debt at December 31, 2004 and 2003, an increase of 100 basis points in the United States prime rate would have negatively impacted the Company’s net earnings for the years then ended by $27,000 and $18,000, respectively.

Item 8.  Consolidated Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data are included under Item 15(a)(l) and (2) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective as of December 31, 2004.  There have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

This Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2004.

Item 11.  Executive Compensation.

This Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2004.

Item 13.  Certain Relationships and Related Transactions.

This Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2004.

Item 14.  Principal Accounting Fees and Services.

This Item 14 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2004.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  Documents filed as part of this report.

1 and 2. Consolidated Financial Statements and Financial Statement Schedule

The consolidated financial statements and financial statement schedule listed on the index to consolidated financial statements on page F-l are filed as part of this Form l0-K.

3.  Exhibits

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

(4)(a)	Specimen Certificate of Common Stock filed as Exhibit (4)(a) to the Registration Statement on Form S-18, filed January 8, 1989, and herein incorporated by reference.

(4)(b)	Specimen of Redeemable Common Stock Purchase Warrant filed as Exhibit (4)(b) to the Registration Statement on Form S-18, filed February 9, 1989, and herein incorporated by reference.
(10)(a)(v)	Employment Agreement with Terry W. Shaver effective January 1, 2005.*

(10)(b)(v)	Employment Agreement with Gary L. Cox effective January 1, 2005.*

(10)(c)(i)	Employment Agreement with Frank J. Cinatl, IV effective January 1, 2005.*

(10)(e)(iii)

Demand Credit Facility with Comerica Bank-Texas extension, renewal and increase dated September 22, 1994 filed as Exhibit (10)(e)(iii) to the Report on Form 10-K for the year ended December 31, 1994, and herein incorporated by reference.

(14)	Code of Business Conduct and Ethics for Directors, Officers and Employees.*

(22)	Information Statement dated September 1, 1995 filed as Exhibit (22) to the Report on Form 10-K for the year ended December 31, 1995, and herein incorporated by reference.

(31)(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*

(31)(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

(32)(a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

(32)(b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed herewith as part of the Company’s electronic filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 24th day of March, 2005.

ABATIX CORP.

By:	/s/ TERRY W. SHAVER

Terry W. Shaver
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TERRY W. SHAVER	President, Chief Executive Officer	March 24, 2005
and Director (Principal Executive Officer)
Terry W. Shaver

/s/ GARY L. COX	Executive Vice President,	March 24, 2005
Chief Operating Officer and Director
Gary L. Cox

/s/ FRANK J. CINATL	Vice President and Chief Financial Officer	March 24, 2005
(Principal Financial and Accounting Officer)
Frank J. Cinatl, IV

/s/ DONALD N. BLACK	Director	March 24, 2005

Donald N. Black

/s/ ERIC A. YOUNG	Director	March 24, 2005

Eric A. Young

/s/ A. DAVID COOK	Director	March 24, 2005

A. David Cook

ABATIX CORP. AND SUBSIDIARY

All other schedules have been omitted as the required information is inapplicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Abatix Corp.:

We have audited the accompanying consolidated balance sheets of Abatix Corp. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Corp. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
March 14, 2005

ABATIX CORP. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003

Assets
Current assets:
Cash	$338,443	$176,078
Trade accounts receivable, net of allowance for doubtful accounts of $368,874 in 2004 and $277,830 in 2003	9,303,140	7,187,563
Inventories	7,199,841	5,954,414
Prepaid expenses and other assets	680,745	842,498
Refundable income taxes	—	204,894
Deferred income taxes (note 4)	309,841	251,522
Receivables from employees	5,427	—

Total current assets	17,837,437	14,616,969
Property and equipment, net (note 2)	987,694	1,293,608
Deferred income taxes (note 4)	364,343	350,748
Other assets	82,450	80,450

	$19,271,924	$16,341,775

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable (note 3)	$5,539,736	$4,523,290
Accounts payable	3,618,564	2,510,319
Accrued compensation	131,935	117,849
Other accrued expenses	1,015,473	438,266

Total current liabilities	10,305,708	7,589,724

Stockholders’ equity (note 5):
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; issued 2,437,314 shares in 2004 and 2003	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,646,561	8,432,396
Treasury stock at cost, 726,166 common shares in 2004 and 2003	(2,257,342)	(2,257,342)

Total stockholders’ equity	8,966,216	8,752,051
Commitments and contingencies (note 9)

	$19,271,924	$16,341,775

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Net sales	$52,892,213	$48,893,420	$59,801,175
Cost of sales	38,521,908	34,843,222	42,364,236

Gross profit	14,370,305	14,050,198	17,436,939
Selling, general and administrative expenses	(13,719,943)	(13,718,525)	(14,999,741)

Operating profit	650,362	331,673	2,437,198
Other income (expense):
Interest expense	(242,643)	(178,857)	(230,605)
Other, net	1,763	773	2,212

Earnings before income taxes	409,482	153,589	2,208,805
Income tax expense (note 4)	(195,317)	(92,398)	(863,683)

Earnings before cumulative effect of change in accounting principle	214,165	61,191	1,345,122
Cumulative effect of change in accounting principle, net of tax of $327,900 (note 1)	—	—	(491,941)

Net earnings	$214,165	$61,191	$853,181

Basic and diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$.13	$.04	$.79
Cumulative effect of change in accounting principle, net of tax (note 1)	—	—	(.29)

Net earnings	$.13	$.04	$.50

Basic and diluted weighted average shares outstanding	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-in Capital		Treasury Stock
				Retained Earnings			Total Equity
	Shares	Amount			Shares	Amount

Balance at December 31, 2001	2,437,314	$2,437	$2,574,560	$7,518,024	726,166	$(2,257,342)	$7,837,679
Net earnings	—	—	—	853,181	—	—	853,181

Balance at December 31, 2002	2,437,314	2,437	2,574,560	8,371,205	726,166	(2,257,342)	8,690,860
Net earnings	—	—	—	61,191	—	—	61,191

Balance at December 31, 2003	2,437,314	2,437	2,574,560	8,432,396	726,166	(2,257,342)	8,752,051
Net earnings	—	—	—	214,165	—	—	214,165

Balance at December 31, 2004	2,437,314	$2,437	$2,574,560	$8,646,561	726,166	$(2,257,342)	$8,966,216

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$214,165	$61,191	$853,181
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	—	819,841
Depreciation and amortization	462,437	426,318	469,125
Deferred income taxes	(71,914)	(5,556)	(306,195)
Provision for losses on receivables	416,026	265,289	134,911
Provision for obsolescence of inventory	151,720	141,280	147,941
Loss on disposal of assets	1,261	2,354	3,040
Changes in operating assets and liabilities:
Receivables	(2,531,603)	939,448	(1,074,228)
Inventories	(1,397,147)	69,431	(142,256)
Prepaid expenses and other assets	161,753	(56,308)	(69,216)
Refundable income taxes	204,894	(182,481)	(22,413)
Other assets, primarily deposits	(2,000)	(3,708)	(11,892)
Accounts payable	1,108,245	(27,528)	374,468
Accrued expenses	591,293	(382,954)	(142,531)

Net cash (used in) provided by operating activities	(690,870)	1,246,776	1,033,776

Cash flows from investing activities:
Purchase of property and equipment	(157,784)	(630,365)	(660,405)
Advances to employees	(8,997)	(4,671)	(6,207)
Collection of advances to employees	3,570	5,946	12,608

Net cash used in investing activities	(163,211)	(629,090)	(654,004)

Cash flows from financing activities:
Borrowings on notes payable	16,248,866	14,347,800	16,608,056
Repayments on notes payable	(15,232,420)	(14,809,050)	(16,982,029)

Net cash provided by (used in) financing activities	1,016,446	(461,250)	(373,973)

Net increase in cash	162,365	156,436	5,799
Cash at beginning of year	176,078	19,642	13,843

Cash at end of year	$338,443	$176,078	$19,642

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

	(a)	General

Abatix Corp. (“Abatix”) and subsidiary (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry.  At December 31, 2004, the Company operated seven sales and distribution centers in five states.  Abatix’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through Abatix’s distribution channels and through other distributors.

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

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(d)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with Statement of Financial Accounting Standards (“Statement”) No. 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(e)	Revenue Recognition

Revenue is recognized when the goods are shipped. Shipping fees billed to customers are included in net sales.  The costs related to these shipping fees, which are included in selling, general and administrative expense, were $1,262,000, $1,160,000 and $1,254,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(f)	Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive potential common shares.  As of December 31, 2004, 2003 and 2002, there were no dilutive securities outstanding.  Basic earnings per share and diluted earnings per share amounts were equal for the years ended December 31, 2004, 2003, and 2002.

(g)	Statements of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.  The Company held no cash equivalents at December 31, 2004 or 2003.

The Company paid interest of $233,259, $181,214 and $235,235 in 2004, 2003, and 2002, respectively, and income taxes of $32,139, $294,812 and $1,029,199 in 2004, 2003, and 2002, respectively.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

In the first quarter of 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets.”  Statement No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the Statement includes provisions for annual impairment testing of existing goodwill and other intangibles.  Upon adoption of Statement No. 142, the Company ceased amortizing goodwill and performed an impairment review of its goodwill balance.  Based on the review performed, the Company recorded an impairment charge for the full goodwill amount of $819,841, net of an income tax benefit of $327,900.  The following pro forma disclosure presents earnings and earnings per share as if the goodwill requirements of Statement No. 142 had been adopted as of January 1, 2001.

	Year Ended December 31,

	2004	2003	2002

Reported net earnings	$214,165	$61,191	$853,181
Cumulative effect of change in accounting principle, net of tax	—	—	491,941

Adjusted net earnings	$214,165	$61,191	$1,345,122

Basic and diluted earnings per common share:
Reported net earnings	$.13	$.04	$.50
Cumulative effect of change in accounting principle, net of tax	—	—	.29

Adjusted net earnings	$.13	$.04	$.79

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(j) New Accounting Standards

In November 2004, FASB issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In December 2004, FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board (“APB”) Opinion No. 29.”  Statement No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In December 2004, FASB issued Statement No. 123R, “Share-Based Payment.”  Statement No. 123R supersedes APB Opinion No. 25 and requires the cost of employee services received in exchange for an award of equity instruments be recognized over the period during which an employee is required to provide service in exchange for the award.  The provisions of this Statement are effective for public entities that do not file as small business issuers as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005.  The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

(2)	Property and Equipment

Property and equipment consists of the following at December 31, 2004 and 2003:

	Estimated Useful Life	2004	2003

Furniture and equipment	3 - 8 years	$2,689,517	$2,694,718
Transportation equipment	3 - 5 years	433,811	468,628
Leasehold improvements	3 - 5 years	456,751	435,416

		3,580,079	3,598,762
Less accumulated depreciation and amortization		(2,592,385)	(2,305,154)

Net property and equipment		$987,694	$1,293,608

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Notes Payable

At December 31, 2004, the Company had two lines of credit with a bank.  The working capital facility allows the Company to borrow up to 80% of the book value of eligible trade receivables plus the lesser of 40% of eligible inventory or $2,000,000, up to a maximum of $8,000,000.  Under this formula, the Company had the ability to borrow $8,000,000 at December 31, 2004, of which approximately $5,496,000 was used.  A capital equipment facility provides for individual borrowings, aggregating up to $500,000, at 80% of the purchased equipment’s cost.  At December 31, 2004, the Company had borrowed approximately $44,000 on this facility.  Each borrowing under the capital equipment line is due on the earlier of demand or in terms ranging from thirty-six to sixty monthly installments of principal and interest.  Both credit facilities are payable on demand and bear a variable rate of interest based on the prime rate.  As of December 31, 2004 and 2003, the Company’s rate of interest on these agreements was 5.00% and 3.75%, respectively.  These credit facilities are secured by accounts receivable, inventories and equipment.

The Company has a note payable to Ford Motor Credit Corporation secured by one of the Company’s vehicles.  The note is for 36 months, maturing in January 2005, and carries a 0% interest rate.  At December 31, 2004, the balance owed was approximately $900.

(4)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of:

	2004	2003	2002

Current:
Federal	$215,012	$68,324	$703,221
State	52,219	29,630	138,757
Deferred:
Federal	(61,127)	(4,722)	(260,266)
State	(10,787)	(834)	(45,929)

Total income tax expense	$195,317	$92,398	$535,783

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

A reconciliation of expected federal income tax expense (based on the U.S. corporate income tax rate of 34%) to actual income tax expense for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002

Expected income tax expense	$139,224	$52,220	$472,248
State income taxes, net of related federal tax benefit	27,345	19,006	45,651
Nondeductible meals, entertainment expense	7,160	16,780	14,892
Other	21,588	4,392	2,992

Actual income tax expense	$195,317	$92,398	$535,783

The state income taxes in 2004 and 2003 are higher than expected because Texas is not a unitary state and excludes certain deductions in calculating the Texas franchise tax.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 follow:

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$147,144	$111,132
Inventory	303,159	269,199
Goodwill, due to differences in amortization periods	306,618	339,328
Property and equipment, principally due to differences in depreciation	57,725	11,420

Total gross deferred tax assets	814,646	731,079
Deferred tax liabilities – prepaid expenses	(140,462)	(128,809)

Net deferred tax assets	$674,184	$602,270

Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets.  Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

(5)	Stockholders’ Equity

The Board of Directors authorized the acquisition of up to 726,500 shares of the Company’s common stock. The Company has acquired 726,166 shares that are held as treasury shares.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(6)	Benefit Plans

The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company deduct and contribute a portion of their compensation to the plan.  The Company, at its discretion, matches a portion of employee contributions to the plan.  Contributions by the Company to the 401(k) plan aggregated $77,823, $115,262 and $115,617 during 2004, 2003 and 2002, respectively.

(7)	Fair Value of Financial Instruments

The reported amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.  The carrying value of notes payable to bank approximates fair value because these instruments bear interest at current market rates.  Although the note payable to Ford Motor Credit Corporation bears zero interest, the current balance of the note approximates fair value because of its short term.

(8)	Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products.  The Company’s reportable segments consist of Abatix and IESI.  The Abatix operating segment includes seven aggregated branches, principally engaged in distributing environmental, safety, homeland security and construction equipment and supplies to contractors and industrial manufacturing facilities in the western half of the United States and the Company’s corporate operations.  The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix.  The IESI operating segment distributes products throughout the United States.

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

	Abatix	IESI	Totals

2004
Sales from external customers	$50,105,619	$2,786,594	$52,892,213
Intersegment sales	—	567,399	567,399
Interest expense	242,643	—	242,643
Depreciation and amortization	456,597	5,840	462,437
Segment profit	148,990	509,778	658,768
Segment assets	17,679,153	1,757,079	19,436,232
Capital expenditures	157,784	—	157,784
2003
Sales from external customers	$46,932,862	$1,960,558	$48,893,420
Intersegment sales	—	565,157	565,157
Interest expense	178,857	—	178,857
Depreciation and amortization	424,915	1,403	426,318
Segment profit (loss)	(38,545)	388,443	349,898
Segment assets	14,900,767	1,519,044	16,419,811
Capital expenditures	612,415	17,950	630,365
2002
Sales from external customers	$57,773,848	$2,027,327	$59,801,175
Intersegment sales	—	429,930	429,930
Interest expense	230,605	—	230,605
Depreciation and amortization	466,109	3,016	469,125
Segment profit	2,046,304	378,760	2,425,064
Segment assets	16,662,281	548,037	17,210,318
Capital expenditures	658,335	2,070	660,405

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Below is a reconciliation of (i) total segment profit to operating profit on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented.  The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	2004	2003	2002

Profit for reportable segments	$658,768	$349,898	$2,425,064
Elimination of intersegment profits	(8,406)	(18,225)	12,134

Operating profit	$650,362	$331,673	$2,437,198

Total assets for reportable segments	$19,436,232	$16,419,811	$17,210,318
Elimination of intersegment assets	(164,308)	(78,036)	(58,002)

Total assets	$19,271,924	$16,341,775	$17,152,316

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts.  During 2004, 2003 and 2002, no single customer accounted for more than 10% of net sales, although sales to environmental contractors were approximately 46%, 47% and 55% of consolidated net sales in 2004, 2003 and 2002, respectively.  A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10% of purchases, two product classes accounted for greater than 10% of sales.  One product class accounted for approximately 16%, 9% and 11% of net sales in 2004, 2003 and 2002, respectively.  A major component of these products is petroleum.  Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.  The second product class accounted for 12%, 13% and 12% of net sales in 2004, 2003 and 2002, respectively.  This product class is comprised of many vendors, none of which control the market.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9)	Commitments and Contingencies

The Company leases warehouse and office facilities and certain office equipment under long-term noncancelable operating leases expiring at various dates through July 2010.  The following is a schedule of future minimum lease payments under these leases as of December 31, 2004:

2005	$1,155,787
2006	674,508
2007	372,115
2008	139,412
2009	121,263
Thereafter	117,732

$2,580,817

Rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $1,261,156, $1,181,499 and $1,199,089, respectively.

The Company has employment agreements with three officers that were effective on January 1, 2005 and expire at the end of 2006.  The agreements provide for minimum aggregate cash compensation of $583,500 in both 2005 and 2006.

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

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

All of these lawsuits have been transferred to one Federal District Court in the Northern District of Texas, Dallas Division and have been consolidated into a single case under Cause No. 3-04CV-872-D; Family Medicine Specialists, et al v. Abatix, et al.

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

Other than the applicable policy deductible and the fees and expenses incurred prior to provision of notice to the insurance carrier, the insurance company has paid for the defense costs related to the Securities and Exchange Commission inquiry and the class action and derivative lawsuits.  At this time, it is not possible to predict whether the Company will have any additional liability or to estimate additional costs that may be incurred with such actions that may not be covered by any applicable insurance policy.

ABATIX CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10)	Selected Quarterly Data (unaudited)

	Quarter

	First	Second	Third [a]	Fourth [a]	Total

2004
Net sales	$11,972,318	$12,464,008	$14,408,758	$14,047,129	$52,892,213
Gross profit	3,210,102	3,345,435	3,955,350	3,859,418	14,370,305
Operating (loss) profit	(97,334)	(277,821)	516,518	508,999	650,362
Net (loss) earnings	(120,054)	(202,737)	282,612	254,344	214,165
Basic and diluted (loss) earnings per common share	(.07)	(.12)	.17	.15	.13
2003 [b]
Net sales	$12,850,036	$12,774,139	$12,359,999	$10,909,246	$48,893,420
Gross profit	3,783,352	3,731,354	3,546,137	2,989,355	14,050,198
Operating profit (loss)	254,788	90,226	162,039	(175,380)	331,673
Net earnings (loss)	115,977	23,454	75,029	(153,269)	61,191
Basic and diluted earnings (loss) per common share	.07	.01	. 05	(.09)	.04

[a] The growth in revenues and profitability in the third and fourth quarters of 2004 is primarily a result of the clean up following the three hurricanes in Florida.

[b] The generally declining amounts from quarter to quarter in 2003 resulted from the decline in mold business during the first half of 2003.  This decline in mold business was not offset by a corresponding decline in costs as much of our cost structure is fixed.

Schedule II

ABATIX CORP. AND SUBSIDIARY

Valuation and Qualifying Accounts
Years ended December 31, 2004, 2003 and 2002

	Balance at beginning of year	Additions charged to costs and expenses	Other	Deductions		Balance at end of year

Year ended December 31:
Allowance for Doubtful Accounts:
2004	$277,830	416,026	—	325,782	A	$368,074

2003	$390,910	265,289	—	378,369	A	$277,830

2002	$447,037	134,911	—	191,038	A	$390,910

Inventory Reserve:
2004	$454,699	151,720	—	129,995	B	$476,424

2003	$398,528	141,280	—	85,109	B	$454,699

2002	$391,925	147,941	—	141,338	B	$398,528

A	Represents the write-off of uncollectible accounts.
B	Represents the disposal of obsolete inventory.

S-1