Form 10-Q
period 2005-03-31
ABATIX CORP
filed 2005-05-13
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or
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

Common stock outstanding at May 5, 2005 was 1,711,148.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(Unaudited)
Assets
Current assets:
Cash	$352,647	$338,443
Trade accounts receivable, net of allowance for doubtful accounts of $376,174 in 2005 and $368,874 in 2004	8,418,062	9,303,140
Inventories	7,922,952	7,199,841
Prepaid expenses and other assets	569,938	680,745
Deferred income taxes	254,395	309,841
Receivables from employees	3,327	5,427

Total current assets	17,521,321	17,837,437
Property and equipment, net of accumulated depreciation of $2,643,394 in 2005 and $2,592,385 in 2004	964,237	987,694
Deferred income taxes	366,869	364,343
Other assets	81,995	82,450

	$18,934,422	$19,271,924

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long term debt	$5,122,900	$5,539,736
Accounts payable	3,571,379	3,618,564
Accrued compensation	183,298	131,935
Other accrued expenses	843,402	1,015,473

Total current liabilities	9,720,979	10,305,708
Long term debt	48,912	—

Total liabilities	9,769,891	10,305,708

Stockholders’ equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; 2,437,314 shares issued in 2005 and 2004	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	8,844,876	8,646,561
Treasury stock at cost, 726,166 common shares in 2005 and 2004	(2,257,342)	(2,257,342)

Total stockholders’ equity	9,164,531	8,966,216
Commitments and contingencies

	$18,934,422	$19,271,924

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Net sales	$14,726,765	$11,972,318
Cost of sales	(10,585,020)	(8,762,216)

Gross profit	4,141,745	3,210,102
Selling, general and administrative expenses	(3,752,713)	(3,307,436)

Operating profit (loss)	389,032	(97,334)
Other expense:
Interest expense	(62,584)	(46,737)
Other income (expense), net	2,068	(777)

Earnings (loss) before income taxes	328,516	(144,848)
Income tax (expense) benefit	(130,201)	24,794

Net earnings (loss)	$198,315	$(120,054)

Basic and diluted earnings per common share:
Net earnings (loss)	$.12	$(.07)

Basic and diluted weighted average shares outstanding (note 2)	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$198,315	$(120,054)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	105,010	122,370
Deferred income taxes	52,920	—
Provision for losses on receivables	151,199	99,556
Provision for obsolescence of inventory	43,752	34,821
(Gain) loss on disposal of assets	(701)	1,165
Changes in operating assets and liabilities:
Receivables	733,879	(422,474)
Inventories	(766,863)	(531,393)
Prepaid expenses and other assets	110,807	(27,351)
Refundable income taxes	—	(43,133)
Other assets, primarily deposits	455	—
Accounts payable	(47,185)	(43,201)
Accrued expenses	(120,708)	12,795

Net cash provided by (used in) operating activities	460,880	(916,899)

Cash flows from investing activities:
Purchase of property and equipment	(80,852)	(20,693)
Advances to employees	(530)	—
Collection of advances to employees	2,630	—

Net cash used in investing activities	(78,752)	(20,693)

Cash flows from financing activities:
Borrowings on notes payable to bank	4,939,046	3,901,105
Repayments on notes payable to bank	(5,306,970)	(3,066,906)

Net cash (used in) provided by financing activities	(367,924)	834,199

Net increase (decrease) in cash	14,204	(103,393)
Cash at beginning of period	338,443	176,078

Cash at end of period	$352,647	$72,685

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)          Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) markets and distributes personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry.  Sales to the environmental industry include sales to asbestos and lead abatement, water (including mold), fire and smoke restoration and hazardous materials contractors.  At March 31, 2005, the Company operated seven sales and distribution centers in five states. In response to the summer 2004 hurricanes in Florida, the Company operated a temporary distribution center in Tampa until February 2005.  The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 contains a description of the Company’s significant accounting policies.  Since December 31, 2004, there have been no changes in our critical accounting policies and no significant changes to our assumptions and estimates related to them.

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of Abatix and IESI. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified for consistency in presentation.

(2)          Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares.  For the three-month periods ended March 31, 2005 and 2004, there were no dilutive securities outstanding.

(3)          Supplemental Information for Statements of Cash Flows

The Company paid interest of $64,274 and $44,676 in the three months ended March 31, 2005 and 2004, respectively.  The Company paid income taxes of $220,954 in the three months ended March 31, 2005.  The Company paid no income taxes in the three months ended March 31, 2004.

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

The accounting policies are consistent in each operating segment as described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004.  The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  There are no other significant noncash items.

	Abatix	IESI	Totals

March 31, 2005
Sales from external customers	$13,736,038	$990,727	$14,726,765
Intersegment sales	—	143,312	143,312
Interest expense	62,584	—	62,584
Depreciation expense	103,215	1,795	105,010
Segment profit	100,182	272,379	372,561
Capital expenditures	79,150	1,702	80,852
March 31, 2004
Sales from external customers	$11,373,663	$598,655	$11,972,318
Intersegment sales	—	86,637	86,637
Interest expense	46,737	—	46,737
Depreciation expense	121,266	1,104	122,370
Segment (loss) profit	(196,949)	81,904	(115,045)
Capital expenditures	20,693	—	20,693
Segment Assets
March 31, 2005	$17,582,500	$1,460,775	$19,043,275
December 31, 2004	17,679,153	1,757,079	19,436,232

Below is a reconciliation of (i) total segment profit (loss) to operating profit (loss) on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets.  The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	March 31,

	2005	2004

Profit (loss) for reportable segments	$372,561	$(115,045)
Elimination of intersegment profits	16,471	17,711

Operating profit (loss)	$389,032	$(97,334)

	March 31, 2005	December 31, 2004

Total assets for reportable segments	$19,043,275	$19,436,232
Elimination of intersegment assets	(108,853)	(164,308)

Total assets	$18,934,422	$19,271,924

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 2005 and 2004, no single customer accounted for more than 10% of net sales, although sales to environmental contractors were approximately 43% and 44% of consolidated net sales in those periods, respectively.  A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10% of the Company’s sales, three product classes accounted for greater than 10% of sales for the first quarter of 2005.  The first product class accounted for 16% and 15% of net sales in the first quarter of 2005 and 2004, respectively.  A major component of these products is petroleum.  Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.  The second product class accounted for 15% and 13% of net sales in the first quarter of 2005 and 2004, respectively.  A majority of these products are produced internationally.  Although political climates could impact our ability to sell these products, sourcing of these products is available from many countries and many vendors, none of which control the market.  The third product class accounted for 11% and 6% of net sales in the first quarter of 2005 and 2004, respectively.  This product class is comprised of many vendors and many products, none of which control the market.

(5)          Contingencies

The Company was named in several class action lawsuits.  These complaints generally allege that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and purportedly misleading statements concerning Abatix’s business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages.

All of the lawsuits were transferred to one Federal District Court in the Northern District of Texas, Dallas Division (“Federal Court”) and have been consolidated into a single case under Cause No. 3-04CV-872-D; Family Medicine Specialists, et al v. Abatix, et al. (“Class Action”).

On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District (“District Court,” and when combined with the Federal Court as “Courts”) styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841) (“Derivative Suit”), although Plaintiff has dismissed A. David Cook from this case.  This suit is a shareholder derivative action that alleges that all of the defendants breached certain fiduciary duties and abused their control of Abatix.  Further, the plaintiff seeks contribution and indemnification.  In addition, this petition alleges that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information.

In May 2005, the Company executed a Stipulation and Agreement of Settlement to settle the Class Action (“Class Stipulation”) now pending in the Federal Court and a Stipulation of Compromise and Settlement to settle the Derivative Suit (“Derivative Stipulation, and with the Class Stipulation, “Stipulations”) now pending in the District Court.  While the Company was prepared to vigorously defend itself and the officers and directors against the allegations, the Company agreed to settle the Class Action for $900,000 in cash and has adopted or will adopt certain corporate governance provisions to settle the Derivative Suit, so that management and its employees can concentrate their full attention on growing the business by eliminating the distraction of further protracted litigation.  In addition, the Company agreed to the Stipulations in order to eliminate the litigation risk and expense.  The settlement funds are expected to be covered by the Company’s insurance policy.  Accordingly, there are no expected charges against the Company’s earnings related to this matter.  These proposed settlements expressly provide that the Company, including its officers or directors, does not admit or concede any violation of law or wrongdoing of any kind.

This proposed settlement is subject to (1) preliminary approval by the Courts, (2) notification to the members of the class in the Class Action and current stockholders in the Derivative Suit and (3) final approval by the Courts.  Members of the class are defined as purchasers of Abatix common stock from 5:05 p.m. Eastern Standard Time on April 14, 2004 through and including April 30, 2004.

Other than the applicable policy deductible and the fees and expenses incurred prior to provision of notice to the insurance carrier, the insurance company has paid for the defense costs related to the Class Action and Derivative Suit.  At this time, it is not possible to predict whether the Company will have any additional liability or to estimate additional costs that may be incurred with such actions that may not be covered by any applicable insurance policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2004.

The Company is a supplier of mainly safety related products and tools to workers involved in the manufacturing, construction and homeland security markets.  From seven fully-stocked distribution facilities/sales offices in the western and southwestern part of the United States, the Company primarily distributes commodity products to the local geographic areas surrounding its facilities.

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

•

Controlling Costs – To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets.  As we did in 2004, we are continuing to review our general and administrative costs and making adjustments where appropriate.  Our ability to control costs can be affected by outside factors, such as the price of oil or increases in interest rates.  In addition, the cost to comply with Section 404 of Sarbanes-Oxley by the end of 2006 is expected to approximate $500,000, which would negate many of our cost reduction efforts to date.

•

Geographic Expansion – The Company needs to leverage our infrastructure and knowledge over a larger revenue base.  While the Company intends to focus on growing revenues in its existing locations, the Company will also explore geographic expansion.

•

Customer Base – While no customer represents 10% or more of the Company’s revenues, there are several large customers, especially at IESI.  The loss of one or more of those customers would have a severe impact on our business.  The Company intends to pursue additional customers and cultivate current customers in an attempt to lessen the impact of any one customer.

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

Other than historical and factual statements, the matters and items discussed herein are forward-looking statements that involve risks and uncertainties.  Actual results of the Company may differ materially from the results discussed herein.  Certain, but not all, factors that could contribute to such differences are discussed throughout this report, but are more fully discussed in our report on Form 10-K for the year ended December 31, 2004.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

Results of Operations and Related Information

First Quarter 2005 Compared With 2004

Net Sales

Consolidated net sales increased 23% to $14,727,000 from 2004.  The Abatix operating segment net sales increased 21% to $13,736,000, while the IESI operating segment net sales increased 65% to $991,000.

•	The increase in sales at the Abatix operating segment resulted from:

	•	increased sales to the restoration market as a result of weather related events in California,

	•	increased sales to the industrial manufacturing and construction markets, as spending has increased due to the improvement in the economy.

•	The increase in sales at the IESI operating segment resulted from market penetration at a few key customers and those customers’ ability to capture market share from competitors’ products.

Gross Profit

Consolidated gross profit of $4,142,000 increased 29% from 2004.  Expressed as a percentage of sales, gross profit was 28% and 27% in 2005 and 2004, respectively.

•	The increase in gross profit dollars is a result of higher sales volume to the restoration, industrial and construction markets at the Abatix segment and higher sales volume at the IESI segment.

•	The increase in the gross profit rate is primarily a result of better purchasing decisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $3,753,000 increased 13% from 2004.  The significant changes are:

•	higher labor costs as a result of higher selling volume, and

•	higher freight expenses as a result of higher selling volume and higher fuel costs.

Expressed as a percentage of sales, S,G&A expenses were 25% and 28% for 2005 and 2004, respectively, as the general and administrative costs did not increase at the same rate as the growth in revenues.

Additional Statement of Operations Commentary

•

Operating profit of 2.6% of sales for 2005 improved from an operating loss of (0.8%) of sales in 2004.  The Abatix segment operating profit of 0.7% of sales for 2005 improved from an operating loss of (1.7%) of sales in 2004.  The IESI segment operating profit of 27.5% of sales in 2005 improved from 13.7% in 2004.

	•	The improvement at both the Abatix and IESI segments is a result of higher sales volumes without a corresponding increase in general and administrative costs.

•	Interest expense of $63,000 increased approximately $16,000 from 2004 primarily due to higher interest rates, partially offset by lower line of credit balances.

•

Our effective tax rate was 40% in 2005, which compared with 17% in 2004.  The effective rate in 2004 is lower than normal as the expected tax benefit as a result of the losses was partially offset by a $20,000 additional tax expense resulting from an adjustment to the 2001 tax year.

•

Net earnings of $198,000 or $.12 per share increased approximately $318,000 from net losses of ($120,000) or ($.07) per share in 2004.  The increase in net earnings is primarily due to the higher sales volume.

Liquidity and Capital Resources

Cash provided by operations during 2005 of $461,000 compared to cash used in operations during 2004 of $917,000.

•

Gross accounts receivable decreased 9% since December 2004 even though sales increased 23%.  This decline in gross accounts receivable is attributed to the collection of receivables that resulted from the higher than normal sales in the third and fourth quarters of 2004 (primarily related to the hurricanes in Florida).

•	The cash provided by operations was used to fund a 10% increase in inventory since December 2004. This increase in inventory is a result of:

	•	an increase in stocking levels ahead of price increases on several products, and

	•	inventory stock up in anticipation of the normally busy summer months.

Cash requirements for investing activities during 2005 of $79,000 increased by $58,000 when compared to 2004.  These requirements were primarily the purchase of corporate vehicles and computer hardware and software.  Purchases for the remainder of 2005 are estimated to be less than $350,000 and will primarily include replacement of vehicles and computers, and potentially some additional productivity software.

The Company has an $8,000,000 working capital line of credit and a $500,000 capital equipment credit facility at one financial institution.

•	Based on the borrowing formula calculated as of March 31, 2005, the Company had the capacity to borrow up to the maximum of $8,000,000 on its working capital line.

•	As of May 5, 2005, there are advances of $4,713,000 outstanding on the working capital credit facility.

•	As of May 5, 2005 there are advances of $31,000 outstanding on the capital equipment credit facility.

•	Both credit facilities are payable on demand and bear a variable rate of interest tied to the prime rate.

•

The majority of the Company’s credit facilities are at one financial institution and are payable on demand.  A risk exists that these credit facilities would be called by the financial institution and the Company would be unable to secure other facilities.

Contractual Obligations

The following table presents the Company’s total contractual obligations as of March 31, 2005 for which cash flows are fixed or determinable (in thousands).

	2005	2006	2007	2008	2009	2010	Total

Contractual obligations:
Operating leases	$851	$659	$365	$132	$118	$118	$2,243
Working capital line of credit	5,067	—	—	—	—	—	5,067
Equipment notes	39	32	20	8	5	1	105
Employment contracts	438	584	—	—	—	—	1,022
Open purchase orders	1,193	—	—	—	—	—	1,193
Office equipment leases	16	15	7	7	4	—	49

Total contractual obligations	$7,604	$1,290	$392	$147	$127	$119	$9,679

Commentary:

•	The amounts for 2005 represent the approximate contractual obligations for the remainder of 2005.

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

•	The employment agreements with the Chief Executive, Operating and Financial Officers expire on December 31, 2006.

•	The open purchase orders represent amounts the Company anticipates will become payable within the next year for saleable product.

New Accounting Standards

In March 2005, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“Statement”) 143, Accounting for Asset Retirement Obligations, by stating that the obligation to perform the asset retirement activity is not conditional even though the timing or method of retirement may be conditional.  Consequently, FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.  FIN 47 is effective for years ending after December 15, 2005.  The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

In April 2005, the Securities and Exchange Commission amended the compliance date for Statement 123R, “Share-Based Payments,” by requiring adoption of the fair value method of accounting for share-based payments to employees no later than the first fiscal year beginning after December 15, 2005.  The Company does not expect the adoption of Statement 123R to have a material impact on its financial statements.

Business Outlook

Our goal for 2005 is to produce revenue growth, exclusive of the non-recurring revenues in Florida in 2004, as it is vital to our long-term success.

•

We are anticipating some improvement in the industrial manufacturing and construction markets as the general economy and, in particular, the real estate market, continue to improve.  However, recent increases in interest rates could negatively impact the economy.

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

•

Diversification of our customer base, especially at the IESI segment, will also help provide more consistent results.  Although no customer is more than 5% of our revenues, we have several large customers, the loss of which would impact our business.  The growth at the IESI segment was primarily generated by two customers.  We are focused on helping all of our customers grow, as well as adding to our customer base.

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

•	We continue to evaluate the consolidation of certain vendors to gain access to better pricing.

•	We are evaluating alternative methods for sourcing products to enhance our purchasing process.

•	However, further competitive pressures or changes in the customer or product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

The Company will need to further reduce costs to stay competitive and improve on its profitability.

•

We intend to continue evaluating costs, including labor related costs, rent, freight and depreciation which make up approximately 75% of our selling, general and administrative costs, to ensure our cost structure is in line with our revenue stream and supports our business model.  We do anticipate our legal expenses in 2005 will be less than 2004.

•

The Company recently began its work to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company currently estimates that it will incur approximately $500,000 in costs, approximately half of which are external costs, related to this work.  These costs will be incurred over 2005 and 2006.

•	If the recent growth in revenues continues or the current level of revenues is sustainable, our selling, general and administrative expenses should be in the 25% of sales range for 2005.

•	The Company’s credit facilities are variable rate notes tied to the lending institution’s prime rate. Increases in the prime rate could negatively affect the Company’s earnings.

Depending on many factors, including the timing of sales, cash flow from operations for the entire year of 2005 is expected to be positive as the Company continues its receivables collection efforts, further improvements are made to inventory and purchasing and there is continued refinement in our cost structure.

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

•

A new location would require approximately $100,000 in fixed asset purchases, comprised of computers, office furniture, warehouse racking and potentially a delivery vehicle.  In addition, cash will also be required to stock this location with product and to finance the customers’ purchases.  Cash flow from operations and borrowings on our lines of credit will most likely be used to finance any new location.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.   Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in several class action lawsuits.  These complaints generally allege that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and purportedly misleading statements concerning Abatix’s business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages.

All of the lawsuits were transferred to one Federal District Court in the Northern District of Texas, Dallas Division (“Federal Court”) and have been consolidated into a single case under Cause No. 3-04CV-872-D; Family Medicine Specialists, et al v. Abatix, et al. (“Class Action”).

On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District (“District Court,” and when combined with the Federal Court as “Courts”) styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841) (“Derivative Suit”), although Plaintiff has dismissed A. David Cook from this case.  This suit is a shareholder derivative action that alleges that all of the defendants breached certain fiduciary duties and abused their control of Abatix.  Further, the plaintiff seeks contribution and indemnification.  In addition, this petition alleges that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information.

In May 2005, the Company executed a Stipulation and Agreement of Settlement to settle the Class Action (“Class Stipulation”) now pending in the Federal Court and a Stipulation of Compromise and Settlement to settle the Derivative Suit (“Derivative Stipulation, and with the Class Stipulation, “Stipulations”) now pending in the District Court.  While the Company was prepared to vigorously defend itself and the officers and directors against the allegations, the Company agreed to settle the Class Action for $900,000 in cash and has adopted or will adopt certain corporate governance provisions to settle the Derivative Suit, so that management and its employees can concentrate their full attention on growing the business by eliminating the distraction of further protracted litigation.

In addition, the Company agreed to the Stipulations in order to eliminate the litigation risk and expense.  The settlement funds are expected to be covered by the Company’s insurance policy.  Accordingly, there are no expected charges against the Company’s earnings related to this matter.  These proposed settlements expressly provide that the Company, including its officers or directors, does not admit or concede any violation of law or wrongdoing of any kind.

This proposed settlement is subject to (1) preliminary approval by the Courts, (2) notification to the members of the class in the Class Action and current stockholders in the Derivative Suit and (3) final approval by the Courts.  Members of the class are defined as purchasers of Abatix common stock from 5:05 p.m. Eastern Standard Time on April 14, 2004 through and including April 30, 2004.

Other than the applicable policy deductible and the fees and expenses incurred prior to provision of notice to the insurance carrier, the insurance company has paid for the defense costs related to the Class Action and Derivative Suit.  At this time, it is not possible to predict whether the Company will have any additional liability or to estimate additional costs that may be incurred with such actions that may not be covered by any applicable insurance policy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3. Defaults upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information.  None

Item 6. Exhibits.

(a) Exhibits –	(31)(a) – Certification of Chief Executive Officer
(31)(b) – Certification of Chief Financial Officer
(32)(a) – Certification of Chief Executive Officer
(32)(b) – Certification of Chief Financial Officer
(99)(a) – Stipulation and Agreement of Settlement and Exhibit A
(99)(b) – Stipulation of Compromise and Settlement without Exhibits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABATIX CORP.
(Registrant)

Date: May 12, 2005	By:	/s/ FRANK J. CINATL, IV

Frank J. Cinatl, IV Vice President and Chief Financial Officer of Registrant (Principal Accounting Officer)