Form 10-Q
period 2005-06-30
ABATIX CORP
filed 2005-08-08
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

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

Common stock outstanding at August 3, 2005 was 1,711,148.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(Unaudited)
Assets
Current assets:
Cash	$309,238	$338,443
Trade accounts receivable, net of allowance for doubtful accounts of $517,065 in 2005 and $368,874 in 2004	9,552,584	9,303,140
Inventories	8,523,192	7,199,841
Prepaid expenses and other assets	697,049	680,745
Deferred income taxes	288,983	309,841
Receivables from employees	1,277	2,177

Total current assets	19,372,323	17,834,187
Property and equipment, net of accumulated depreciation of $2,748,712 in 2005 and $2,592,385 in 2004	980,090	987,694
Deferred income taxes	369,900	364,343
Receivables from employees	700	3,250
Other assets	81,995	82,450

	$20,805,008	$19,271,924

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long term debt	$5,898,171	$5,539,736
Accounts payable	4,142,475	3,618,564
Accrued compensation	276,973	131,935
Other accrued expenses	929,304	1,015,473

Total current liabilities	11,246,923	10,305,708
Long term debt	43,841	—

Total liabilities	11,290,764	10,305,708

Stockholders’ equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; 2,437,314 shares issued in 2005 and 2004	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	9,194,589	8,646,561
Treasury stock at cost, 726,166 common shares in 2005 and 2004 (note 4)	(2,257,342)	(2,257,342)

Total stockholders’ equity	9,514,244	8,966,216
Commitments and contingencies

	$20,805,008	$19,271,924

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales	$16,027,711	$12,464,008	$30,754,476	$24,436,326
Cost of sales	(11,638,261)	(9,118,573)	(22,223,281)	(17,880,789)

Gross profit	4,389,450	3,345,435	8,531,195	6,555,537
Selling, general and administrative expenses	(3,739,536)	(3,623,256)	(7,492,249)	(6,930,692)

Operating profit (loss)	649,914	(277,821)	1,038,946	(375,155)
Other expense:
Interest expense	(74,704)	(52,494)	(137,288)	(99,231)
Other income (expense), net	55	(71)	2,123	(848)

Earnings (loss) before income taxes	575,265	(330,386)	903,781	(475,234)
Income tax (expense) benefit	(225,552)	127,649	(355,753)	152,443

Net earnings (loss)	$349,713	$(202,737)	$548,028	$(322,791)

Basic and diluted earnings (loss) per common share	$.20	$(.12)	$.32	$(.19)

Basic and diluted weighted average shares outstanding (note 2)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$548,028	$(322,791)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	211,145	246,712
Deferred income taxes	15,301	(43,307)
Provision for losses on receivables	315,025	188,542
Provision for obsolescence of inventory	139,627	74,623
Loss on disposal of assets	11,078	1,262
Changes in operating assets and liabilities:
Receivables	(564,469)	(804,271)
Inventories	(1,462,978)	(961,829)
Prepaid expenses and other assets	(16,304)	(22,679)
Refundable income taxes	—	(173,355)
Other assets, primarily deposits	455	—
Accounts payable	523,911	346,630
Accrued expenses	58,869	128,864

Net cash used in operating activities	(220,312)	(1,341,599)

Cash flows from investing activities:
Purchase of property and equipment	(215,319)	(138,226)
Proceeds from disposal of assets	700	—
Advances to employees	(530)	(5,302)
Collection of advances to employees	3,980	2,550

Net cash used in investing activities	(211,169)	(140,978)

Cash flows from financing activities:
Borrowings on notes payable to bank	9,862,499	8,122,081
Repayments on notes payable to bank	(9,460,223)	(6,006,336)

Net cash provided by financing activities	402,276	2,115,745

Net (decrease) increase in cash	(29,205)	633,168
Cash at beginning of period	338,443	176,078

Cash at end of period	$309,238	$809,246

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)          Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) markets and distributes personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry.  Sales to the environmental industry include sales to asbestos and lead abatement, water (including mold), fire and smoke restoration and hazardous materials contractors.  At June 30, 2005, the Company operated seven sales and distribution centers in five states. In response to the summer 2004 hurricanes in Florida, the Company operated a temporary distribution center in Tampa from August 2004 until February 2005.  The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

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

(2)          Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares.  For the three- and six-month periods ended June 30, 2005 and 2004, there were no dilutive securities outstanding.

(3)          Supplemental Information for Statements of Cash Flows

The Company paid interest of $134,897 and $95,813 in the six months ended June 30, 2005 and 2004, respectively.  The Company paid income taxes of $394,733 and $32,230 in the six months ended June 30, 2005 and 2004, respectively.

(4)          Stockholders’ Equity

The Board of Directors had previously authorized the acquisition of up to 726,500 shares of the Company’s common stock.  To date, the Company has acquired 726,166 shares (the last purchase was in 1999) that are held as treasury shares.  In May 2005, the Board of Directors officially closed this repurchased plan.

(5)          Segment Information

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

	Abatix	IESI	Totals

Three months ended June 30, 2005

Sales from external customers	$15,105,066	$922,645	$16,027,711
Intersegment sales	—	146,976	146,976
Interest expense	74,704	—	74,704
Depreciation expense	104,351	1,784	106,135
Segment profit	426,304	219,317	645,621
Capital expenditures	134,467	—	134,467

Three months ended June 30, 2004

Sales from external customers	$11,882,488	$581,520	$12,464,008
Intersegment sales	—	125,555	125,555
Interest expense	52,494	—	52,494
Depreciation expense	122,955	1,387	124,342
Segment (loss) profit	(378,016)	99,860	(278,156)
Capital expenditures	108,927	8,606	117,533

Six months ended June 30, 2005

Sales from external customers	$28,841,104	$1,913,372	$30,754,476
Intersegment sales	—	290,288	290,288
Interest expense	137,288	—	137,288
Depreciation expense	207,566	3,579	211,145
Segment profit	526,486	491,696	1,018,182
Capital expenditures	213,617	1,702	215,319

Six months ended June 30, 2004

Sales from external customers	$23,256,151	$1,180,175	$24,436,326
Intersegment sales	—	212,192	212,192
Interest expense	99,231	—	99,231
Depreciation expense	244,221	2,491	246,712
Segment (loss) profit	(574,965)	181,764	(393,201)
Capital expenditures	129,620	8,606	138,226

Segment Assets

June 30, 2005	$19,125,295	$1,807,651	$20,932,946
December 31, 2004	17,679,153	1,757,079	19,436,232

Below is a reconciliation of (i) total segment profit (loss) to operating profit (loss) on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets.  The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Profit (loss) for reportable segments	$645,621	$(278,156)	$1,018,182	$(393,201)
Elimination of intersegment profits	4,293	335	20,764	18,046

Operating profit (loss)	$649,914	$(277,821)	$1,038,946	$(375,155)

	June 30, 2005	December 31, 2004

Total assets for reportable segments	$20,932,946	$19,436,232
Elimination of intersegment assets	(127,938)	(164,308)

Total assets	$20,805,008	$19,271,924

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington and Nevada.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 2005 and 2004, no single customer accounted for more than 10% of net sales, although sales to environmental contractors were approximately 45% and 42% of consolidated net sales in those periods, respectively.  A reduction in spending on environmental projects could significantly impact sales.

Although no vendor accounted for more than 10% of the Company’s sales, three product classes accounted for greater than 10% of sales for the first six months of 2005.  The first product class accounted for approximately 17% and 16% of net sales in the first six months of 2005 and 2004, respectively.  A major component of these products is petroleum.  Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.  The second product class accounted for approximately 14% and 12% of net sales in the first six months of 2005 and 2004, respectively.  A majority of these products are produced internationally.  Although political climates could impact our ability to sell these products, sourcing of these products is available from many countries and many vendors, none of which control the market.

(6)          Contingencies

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

On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District (“State District Court,” and when combined with the Federal Court as “Courts”) styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841) (“Derivative Suit”), although Plaintiff has dismissed A. David Cook from this case.  This suit is a stockholder derivative action that alleges that all of the defendants breached certain fiduciary duties and abused their control of Abatix.  Further, the plaintiff seeks contribution and indemnification.  In addition, this petition alleges that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information.

On May 6, 2005, the Company executed a Stipulation and Agreement of Settlement to settle the Class Action (“Class Stipulation”) now pending in the Federal Court.  On May 9, 2005, the Company executed a Stipulation of Compromise and Settlement to settle the Derivative Suit (“Derivative Stipulation,” and with the Class Stipulation, “Stipulations”) now pending in the State District Court.  While the Company was prepared to vigorously defend itself and the officers and directors against the allegations, the Company agreed to settle the Class Action for $900,000 in cash and will adhere to certain corporate governance provisions to settle the Derivative Suit, so that management and its employees can concentrate their full attention on growing the business by eliminating the distraction of further protracted litigation.  In addition, the Company agreed to the Stipulations in order to eliminate the litigation risk and expense.  The settlement funds are expected to be covered by the Company’s insurance policy.  Accordingly, there are no expected charges against the Company’s earnings related to this matter.  These proposed settlements expressly provide that the Company and its officers or directors do not admit or concede any violation of law or wrongdoing of any kind.

On May 16, 2005, the State District Court signed the Order Regarding Proposed Derivative Action Settlement, Settlement Hearing and Notice Thereof which allows the notification of the proposed settlement to the stockholders of record as of May 9, 2005.  In addition, August 11, 2005 was established as the date for, among other things, determining whether the proposed settlement is fair, reasonable and in the best interest of the nominal defendant, the Company, and its stockholders and whether it should be approved by the State District Court.

On May 17, 2005, the Federal Court signed the Preliminary Order for Notice and Hearing in Connection with Settlement Proceedings which allows the notification of the proposed settlement to the class.  In addition, August 11, 2005 was established as the date for, among other things, determining whether the proposed settlement is fair, reasonable and adequate.

It is the understanding of the Company that the counsel for the plaintiffs in both the Class Action and the Derivative Suit have complied with the applicable procedures to notify the appropriate parties.  It is also the Company’s understanding that one class member has opted out of the proposed settlement in the Class Action and that no members of the Class Action or the Derivative Suit have objected to the proposed settlement.  The proposed settlement remains subject to final approval by the Courts. Members of the class are defined as purchasers of Abatix common stock from 5:05 p.m. Eastern Standard Time on April 14, 2004 through and including April 30, 2004.

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

•

Controlling Costs – To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets.  As we did in 2004, we are continuing to review our selling, general and administrative costs and making adjustments where appropriate.  Our ability to control costs can be affected by outside factors, such as the price of oil or increases in interest rates.  In addition, the cost to initially comply with Section 404 of the Sarbanes-Oxley Act by the end of 2006 is expected to be $500,000, approximately 3% of our annualized selling, general and administrative expenses.  This cost would negate most of our cost reduction efforts to date.

•

Geographic Expansion – The Company needs to leverage our infrastructure and knowledge over a larger revenue base.  While the Company intends to focus on growing revenues in its existing locations, the Company will also explore geographic expansion.  This expansion could come in the form of opening a new location in a new geographic market or acquiring an existing company in a market where we currently do not operate.  Both of these possibilities require significant planning time and financial resources.

•

Customer Base – While no customer represents 10% or more of the Company’s revenues, there are several large customers, especially at IESI.  The loss of one or more of those customers would have a severe impact on our business.  The Company intends to pursue additional customers and cultivate current customers in an attempt to lessen the impact of any one customer.  While we intend to sell our customer service in an attempt to obtain higher margins than just, obtaining market share generally has a negative effect on product margins.

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

Results of Operations and Related Information

Second Quarter 2005 Compared With 2004

Net Sales

Consolidated net sales increased 29% to $16,028,000 from 2004.  The Abatix operating segment net sales increased 27% to $15,105,000, while the IESI operating segment net sales increased 59% to $923,000.

•	The increase in sales at the Abatix operating segment resulted from:

	•	increased sales to the environmental market primarily as a result of weather related events in California,

	•	increased sales to the industrial manufacturing and construction markets, as spending has increased due to the current growth in the U.S. economy.

•	The increase in sales at the IESI operating segment resulted from market penetration by a few key customers.

Gross Profit

Consolidated gross profit of $4,389,000 increased 31% from 2004.  Expressed as a percentage of sales, gross profit was 27% in both 2005 and 2004.  The increase in gross profit dollars is a result of:

•	higher sales volume to the restoration, industrial and construction markets at the Abatix segment, and

•	higher sales volume at the IESI segment.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses of $3,740,000 increased 3% from 2004.  The significant changes are:

•	higher labor costs as a result of higher selling volume,

•	higher freight expenses as a result of higher selling volume and higher fuel costs, and

•	higher bad debt expense as a result of the increased write-offs,

•	partially offset by lower legal expenses.

Expressed as a percentage of sales, S,G&A expenses were 23% and 29% for 2005 and 2004, respectively, as the general and administrative costs did not increase at the same rate as the growth in revenues.

Additional Statement of Operations Commentary

•

Operating profit of 4.1% of sales for 2005 improved from an operating loss of (2.2%) of sales in 2004.  The Abatix segment operating profit of 2.8% of sales for 2005 improved from an operating loss of (3.2%) of sales in 2004.  The IESI segment operating profit of 23.8% of sales in 2005 improved from 17.2% in 2004.

• The improvement at both the Abatix and IESI segments is a result of higher sales volumes without a corresponding increase in general and administrative costs.

•	Interest expense of $75,000 increased approximately $22,000 from 2004 primarily due to higher interest rates, partially offset by lower average line of credit balances.

•	Our effective tax rate was 39% in 2005 and 2004.

•

Net earnings of $350,000 or $.20 per share increased approximately $553,000 from net losses of ($203,000) or ($.12) per share in 2004.  The increase in net earnings is primarily due to the higher operating profit.

First Six Months 2005 Compared With 2004

Net Sales

Consolidated net sales increased 26% to $30,754,000 from 2004.  The Abatix operating segment net sales increased 24% to $28,841,000, while the IESI operating segment net sales increased 62% to $1,913,000.

•	The increase in sales at the Abatix operating segment resulted from:

	•	increased sales to the environmental market primarily as a result of weather related events in California,

	•	increased sales to the industrial manufacturing and construction markets, as spending has increased due to the current growth in the U.S. economy.

•	The increase in sales at the IESI operating segment resulted from market penetration by a few key customers.

Gross Profit

Consolidated gross profit of $8,531,000 increased 30% from 2004.  Expressed as a percentage of sales, gross profit was 28% and 27% in 2005 and 2004, respectively.  The increase in gross profit dollars is a result of:

•	higher sales volume to the restoration, industrial and construction markets at the Abatix segment, and

•	higher sales volume at the IESI segment.

•	The increase in the gross profit rate is primarily a result of better purchasing decisions.

S,G&A Expenses

S,G&A expenses of $7,492,000 increased 8% from 2004.  The significant changes are:

•	higher labor costs as a result of higher selling volume,

•	higher freight expenses as a result of higher selling volume and higher fuel costs, and

•	higher bad debt expense as a result of the increased write-offs,

•	partially offset by lower legal expenses.

Expressed as a percentage of sales, S,G&A expenses were 24% and 28% for 2005 and 2004, respectively, as the general and administrative costs did not increase at the same rate as the growth in revenues.

Additional Statement of Operations Commentary

•

Operating profit of 3.4% of sales for 2005 improved from an operating loss of (1.5%) of sales in 2004.  The Abatix segment operating profit of 1.8% of sales for 2005 improved from an operating loss of (2.5%) of sales in 2004.  The IESI segment operating profit of 25.7% of sales in 2005 improved from 15.4% in 2004.

	•	The improvement at both the Abatix and IESI segments is a result of higher sales volumes without a corresponding increase in general and administrative costs.

•	Interest expense of $137,000 increased approximately $38,000 from 2004 primarily due to higher interest rates, partially offset by lower line of credit balances.

•

Our effective tax rate was 39% in 2005, which compared with 32% in 2004.  The effective rate in 2004 is lower than normal as the expected tax benefit as a result of the losses was partially offset by a $20,000 additional tax expense resulting from an adjustment to the 2001 tax year.

•

Net earnings of $548,000 or $.32 per share increased approximately $871,000 from net losses of ($323,000) or ($.19) per share in 2004.  The increase in net earnings is primarily due to the higher operating profit.

Liquidity and Capital Resources

Cash used in operations during 2005 of $220,000 compared to cash used in operations during 2004 of $1,342,000.

•	Gross inventory increased 18% over 2004 year-end. Inventory for the comparable period in 2004 also increased 15% over 2003 year-end. The increase in 2005 is a result of:

	•	an increase in stocking levels ahead of price increases on several products, and

	•	inventory stock up in anticipation of the normally busy summer months, which is also hurricane season.

•	Gross accounts receivable increased 4% since December 2004 as sales in the second quarter of 2005 were 9% higher than the first quarter 2005 and 14% higher than the fourth quarter of 2004.

Cash  requirements for investing activities during 2005 of $211,000 increased by $70,000 when compared to 2004.  These requirements were primarily the purchase of corporate vehicles and computer hardware and software.  Purchases for the remainder of 2005 are estimated to be approximately $300,000 and will primarily include replacement of vehicles and computers, and potentially some additional productivity software.

The Company has an $8,000,000 working capital line of credit and a $500,000 capital equipment credit facility at one financial institution.

•	Based on the borrowing formula calculated as of June 30, 2005, the Company had the capacity to borrow up to the maximum of $8,000,000 on its working capital line.

•	As of August 3, 2005, there are advances of $6,030,000 outstanding on the working capital credit facility.

•	As of August 3, 2005 there are advances of $23,000 outstanding on the capital equipment credit facility.

•	Both credit facilities are payable on demand and bear a variable rate of interest tied to the prime rate.

•

The majority of the Company’s credit facilities are at one financial institution and are payable on demand.  A risk exists that these credit facilities would be called by the financial institution and the Company would be unable to secure other facilities.

Contractual Obligations

The following table presents the Company’s total contractual obligations as of June 30, 2005 for which future cash flows are fixed or determinable (in thousands).

	2005	2006	2007	2008	2009	2010	Total

Contractual obligations:
Operating leases	$543	$532	$348	$132	$118	$69	$1,742
Working capital line of credit	5,869	—	—	—	—	—	5,869
Equipment notes	26	37	20	8	5	1	97
Employment contracts	292	584	—	—	—	—	876
Open purchase orders	1,597	—	—	—	—	—	1,597
Other obligations	22	28	7	7	4	—	68

Total contractual obligations	$8,349	$1,181	$375	$147	$127	$70	$10,249

Commentary:

•	The amounts for 2005 represent the approximate contractual obligations for the remainder of 2005.

•

The Company’s working capital line of credit agreement includes a feature that allows the bank to call the debt; therefore, the debt is classified as a current liability on the Consolidated Balance Sheets and included above.  This line of credit contains no defined payment schedule.  In addition, the Company uses letters of credit to periodically facilitate the purchase of goods from outside the United States.  As of June 30, 2005, the Company had one outstanding letter of credit for approximately $19,000, which is included in the above table.

•

The Company’s equipment notes are comprised of term notes of 36 to 60 months in length. While these term notes are listed above in accordance with their scheduled payments, certain of these term notes have a call feature, and are therefore classified as current liabilities on the Consolidated Balance Sheets.

•	The employment agreements with the Chief Executive, Operating and Financial Officers expire on December 31, 2006.

•	The open purchase orders represent amounts the Company anticipates will become payable within the next year for saleable product.

New Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) 154, “Accounting Changes and Error Corrections” a replacement for Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement 3.  Statement 154 applies to all voluntary changes in accounting principle and changes the requirement for accounting for and reporting of a change in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement 154 establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  While the correction of an error is not an accounting change, Statement 154 requires the restatement of previously issued financial statements.  The Company does not expect the adoption of Statement 154 to have a material impact on its financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a tentative conclusion on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty.”  The first issue surrounds the recognition of a nonmonetary transaction at fair value rather than at recorded amounts.  The second issue surrounds the classification of two or more nonmonetary transactions being viewed as a single nonmonetary transaction.  With respect to the first issue, the Company does, on occasion, purchase and sell finished goods inventory to other companies within the same line of business.  These transactions have been recognized at the recorded amount in accordance with the EITF tentative conclusion.  With respect to the second issue, the EITF created a list of indicators that would trigger two or more nonmonetary transaction be accounted for as a single transaction.  Based on the criteria established, the Company does not expect any impact to its financial statements from the EITF conclusion.

In June 2005, the EITF reached a final conclusion on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.”  The EITF concluded that leasehold improvements placed in service significantly after and not contemplated at, or near, the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonable assured at the date the leasehold improvements are purchased.  This consensus applies only to purchase of significant leasehold improvements as a result of a single capital investing decision.  The Company does not expect any impact to its financial statements from the EITF conclusion.

In June 2005, the Financial Accounting Standards Board issued an Exposure Draft containing a joint proposal with the International Accounting Standards Board to improve and align the accounting for business combinations.  The proposed standard would replace the existing requirements of Statement of Financial Accounting Standards (“Statement”) 141, Business Combinations.  The Company has yet to determine the impact of the Exposure Draft, if adopted in its current state, would have on its financial statements.

In June 2005, the FASB issued an Exposure Draft containing a joint proposal with the International Accounting Standards Board that proposes noncontrolling interests be classified as equity within the consolidated financial statements and the acquisitions of noncontrolling interests be accounted for as equity transactions.  The Company has yet to determine the impact of the Exposure Draft, if adopted in its current state, would have on its financial statements.

Business Outlook

Our goal for 2005 is to produce revenue growth, exclusive of the non-recurring revenues in Florida in 2004, as it is vital to our long-term success.

•

We are anticipating the industrial manufacturing and construction markets to remain steady as the general economy and, in particular, the real estate market, have stabilized.  However, recent increases in interest rates could negatively impact the economy.

•

We anticipate growth in the environmental market, and in particular, the restoration subset of that market.  However, year over year growth will be difficult as the third and fourth quarters of 2004 include the positive impact on our business from the 2004 hurricanes in Florida.

•

The homeland security segment is expected to continue to grow in 2005.  The growth in this market to date has been with the public sector and generally is at lower margins than the remainder of the Company’s markets.  We are hopeful the private sector will spend more money on homeland security products as the economy remains stable; however, there is not much evidence to support the private sector will begin to spend on our homeland security products.  In response to these issues, the Company has lowered its cost structure to support this market.

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

•

The Company recently began its work to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company currently estimates that it will incur approximately $500,000 in costs, most of which are external costs, related to this work.  These costs will be incurred over 2005 and 2006.

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

•

The Company’s accounts receivable collection days have leveled off over the past year after increasing because of the sharp decrease in sales to restoration contractors in early 2003.  The Company took steps to protect our interests in certain receivables and increased its bad debt expense.  The Company believes its allowance for bad debts is sufficient to cover any anticipated losses.

•

The Company’s inventory turns have improved slightly over the past year after increasing because of the sharp decrease in sales to restoration contractors and the increase in inventory levels to support a customer of IESI.  The improvement in sales overall and sales to IESI’s customer have helped the inventory turns.  Further work in reducing inventory levels is needed.

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

Information Concerning Forward-Looking Statements

Certain statements contained herein, among other things, are of a forward-looking nature relating to future events or the future business performance of Abatix.  Such statements involve a number of risks and uncertainties including, without limitation, the occurrence and timing of weather related events, global, national and local economic and political conditions; changes in laws and regulations relating to the Company’s products and the import of such products; the outcome of litigation; market acceptance of new products, existence or development of competitive products the Company represents as a distributor that outperform current product lines or are priced more competitively; inability to hire and train quality people or retain current employees; changes in interest rates; the financial status of key customers and vendors; efforts to control and/or reduce costs; adverse weather conditions; significant changes in oil prices; or the Company’s success in the process of management’s assessment and auditor attestation of internal controls, as required by the Sarbanes-Oxley Act of 2002.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.  Controls and Procedures.

Within the 90-day period prior to the date of this report, the Company evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

The Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company’s fiscal year ending December 31, 2006.  This effort includes internal control documentation and review under the direction of senior management.  In the course of its ongoing evaluation, management has identified certain areas requiring improvement, which the Company is addressing.  Management routinely reviews potential internal control issues with the Company’s Audit Committee.

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

On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District (“State District Court,” and when combined with the Federal Court as “Courts”) styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841) (“Derivative Suit”), although Plaintiff has dismissed A. David Cook from this case.  This suit is a stockholder derivative action that alleges that all of the defendants breached certain fiduciary duties and abused their control of Abatix.  Further, the plaintiff seeks contribution and indemnification.  In addition, this petition alleges that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information.

On May 6, 2005, the Company executed a Stipulation and Agreement of Settlement to settle the Class Action (“Class Stipulation”) now pending in the Federal Court.  On May 9, 2005, the Company executed a Stipulation of Compromise and Settlement to settle the Derivative Suit (“Derivative Stipulation,” and with the Class Stipulation, “Stipulations”) now pending in the State District Court.  While the Company was prepared to vigorously defend itself and the officers and directors against the allegations, the Company agreed to settle the Class Action for $900,000 in cash and will adhere to certain corporate governance provisions to settle the Derivative Suit, so that management and its employees can concentrate their full attention on growing the business by eliminating the distraction of further protracted litigation.  In addition, the Company agreed to the Stipulations in order to eliminate the litigation risk and expense.  The settlement funds are expected to be covered by the Company’s insurance policy.  Accordingly, there are no expected charges against the Company’s earnings related to this matter.  These proposed settlements expressly provide that the Company and its officers or directors do not admit or concede any violation of law or wrongdoing of any kind.

On May 16, 2005, the State District Court signed the Order Regarding Proposed Derivative Action Settlement, Settlement Hearing and Notice Thereof which allows the notification of the proposed settlement to the stockholders of record as of May 9, 2005.  In addition, August 11, 2005 was established as the date for, among other things, determining whether the proposed settlement is fair, reasonable and in the best interest of the nominal defendant, the Company, and its stockholders and whether it should be approved by the State District Court.

On May 17, 2005, the Federal Court signed the Preliminary Order for Notice and Hearing in Connection with Settlement Proceedings which allows the notification of the proposed settlement to the class.  In addition, August 11, 2005 was established as the date for, among other things, determining whether the proposed settlement is fair, reasonable and adequate.

It is the understanding of the Company that the counsel for the plaintiffs in both the Class Action and the Derivative Suit have complied with the applicable procedures to notify the appropriate parties.  It is also the Company’s understanding that one class member has opted out of the proposed settlement in the Class Action and that no members of the Class Action or the Derivative Suit have objected to the proposed settlement.  The proposed settlement remains subject to final approval by the Courts. Members of the class are defined as purchasers of Abatix common stock from 5:05 p.m. Eastern Standard Time on April 14, 2004 through and including April 30, 2004.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.   Defaults upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Stockholders’ Meeting on May 26, 2005, the stockholders elected Terry W. Shaver, Gary L. Cox, Donald N. Black, Eric A. Young and A. David Cook as the Board of Directors for the Company until the next Annual Stockholders’ Meeting in 2006.  A total of 1,675,604 votes were for the election Terry W. Shaver, A. David Cook and Eric A. Young as directors with 2,300 shares against their election and no shares withheld.  A total of 1,676,704 votes were for the election Gary L. Cox and Donald N. Black as directors with 1,200 shares against their election and no shares withheld.

In addition, the stockholders also ratified the appointment of KPMG LLP to serve as independent auditors of the Company for the year ending December 31, 2005.  A total of 1,676,704 votes were for the ratification of the appointment of the auditors with 1,200 shares against and no shares withheld.

Item 5.   Other Information.  None

Item 6.   Exhibits.

(a) Exhibits – (31)(a) – Certification of Chief Executive Officer *
(31)(b) – Certification of Chief Financial Officer *
(32)(a) – Certification of Chief Executive Officer *
(32)(b) – Certification of Chief Financial Officer *

* Only included with the Company’s electronic filing with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABATIX CORP.
(Registrant)

Date: August 3, 2005	By:	/s/ FRANK J. CINATL, IV

Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)