Form 10-Q
period 2005-09-30
ABATIX CORP
filed 2005-11-14
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes     ☒          No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).           Yes     ☐          No     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes     ☐          No     ☒

Common stock outstanding at November 10, 2005 was 1,711,148.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets
Current assets:
Cash	$472,228	$338,443
Trade accounts receivable, net of allowance for doubtful accounts of $705,308 in 2005 and $368,874 in 2004	13,188,248	9,303,140
Inventories	9,562,295	7,199,841
Prepaid expenses and other assets	948,698	680,745
Deferred income taxes	401,883	309,841
Receivables from employees	2,744	2,177

Total current assets	24,576,096	17,834,187
Property and equipment, net of accumulated depreciation of $2,856,796 in 2005 and $2,592,385 in 2004	949,137	987,694
Deferred income taxes	382,299	364,343
Receivables from employees	—	3,250
Other assets	97,995	82,450

	$26,005,527	$19,271,924

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long term debt	$6,377,322	$5,539,736
Accounts payable	6,872,480	3,618,564
Accrued compensation	611,459	131,935
Other accrued expenses	1,607,396	1,015,473

Total current liabilities	15,468,657	10,305,708
Long term debt	41,278	—

Total liabilities	15,509,935	10,305,708

Stockholders’ equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; 2,437,314 shares issued in 2005 and 2004	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	10,175,937	8,646,561
Treasury stock at cost, 726,166 common shares in 2005 and 2004	(2,257,342)	(2,257,342)

Total stockholders’ equity	10,495,592	8,966,216
Commitments and contingencies

	$26,005,527	$19,271,924

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net sales	$20,148,247	$14,408,758	$50,902,723	$38,845,084
Cost of sales	(14,179,030)	(10,453,408)	(36,402,311)	(28,334,197)

Gross profit	5,969,217	3,955,350	14,500,412	10,510,887
Selling, general and administrative expenses	(4,342,922)	(3,438,832)	(11,835,171)	(10,369,524)

Operating profit	1,626,295	516,518	2,665,241	141,363
Other expense:
Interest expense	(95,856)	(67,528)	(233,144)	(166,759)
Other income (expense), net	2,443	222	4,566	(626)

Earnings (loss) before income taxes	1,532,882	449,212	2,436,663	(26,022)
Income tax expense	(551,534)	(166,600)	(907,287)	(14,157)

Net earnings (loss)	$981,348	$282,612	$1,529,376	$(40,179)

Basic and diluted earnings (loss) per common share	$.57	$.17	$.89	$(.02)

Basic and diluted weighted average shares outstanding (note 2)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$1,529,376	$(40,179)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	319,230	355,553
Provision for losses on receivables	521,004	301,827
Provision for obsolescence of inventory	187,121	112,884
Loss on disposal of assets	11,078	1,262
Deferred income taxes	(109,998)	(84,339)
Changes in operating assets and liabilities:
Receivables	(4,406,112)	(2,983,137)
Inventories	(2,549,575)	(1,197,684)
Prepaid expenses and other assets	(267,953)	65,611
Refundable income taxes	—	35,577
Other assets, primarily deposits	(15,545)	(2,000)
Accounts payable	3,253,916	1,549,129
Accrued expenses	1,071,447	376,726

Net cash used in operating activities	(456,011)	(1,508,770)

Cash flows from investing activities:
Purchase of property and equipment	(292,451)	(148,963)
Proceeds from disposal of assets	700	—
Advances to employees	(530)	(7,920)
Collection of advances to employees	3,213	2,850

Net cash used in investing activities	(289,068)	(154,033)

Cash flows from financing activities:
Borrowings on notes payable to bank	15,758,358	12,335,289
Repayments on notes payable to bank	(14,879,494)	(10,315,068)

Net cash provided by financing activities	878,864	2,020,221

Net increase in cash	133,785	357,418
Cash at beginning of period	338,443	176,078

Cash at end of period	$472,228	$533,496

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) markets and distributes personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry.  Sales to the environmental industry include sales to asbestos and lead abatement, water (including mold), fire and smoke restoration and hazardous materials contractors.  At September 30, 2005, the Company operated seven permanent sales and distribution centers in five states and one temporary facility in Louisiana which is responding to hurricane related damage in the Gulf Coast region.  In response to the summer 2004 hurricanes in Florida, the Company operated a temporary facility in Tampa from August 2004 until February 2005.

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

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares.  For the three- and nine-month periods ended September 30, 2005 and 2004, there were no dilutive securities outstanding.

(3)	Supplemental Information for Statements of Cash Flows

The Company paid interest of $230,661 and $159,648 in the nine months ended September 30, 2005 and 2004, respectively.  The Company paid income taxes of $665,020 and $33,110 in the nine months ended September 30, 2005 and 2004, respectively.

(4)	Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products.  The Company’s reportable segments consist of Abatix and IESI.  The Abatix operating segment includes the Company’s corporate operations and seven aggregated permanent branches and the temporary facilities, which are principally engaged in distributing environmental, safety, homeland security and construction equipment and supplies to contractors and industrial manufacturing facilities in the western half of the United States.  The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix.  The IESI operating segment distributes products throughout the United States and the Caribbean.

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

	Abatix	IESI	Totals

Three months ended September 30, 2005

Sales from external customers	$19,331,013	$817,234	$20,148,247
Intersegment sales	—	289,989	289,989
Interest expense	95,856	—	95,856
Depreciation expense	106,236	1,849	108,085
Segment profit	1,424,117	218,153	1,642,270
Capital expenditures	74,817	2,315	77,132
Three months ended September 30, 2004

Sales from external customers	$13,719,320	$689,438	$14,408,758
Intersegment sales	—	181,791	181,791
Interest expense	67,528	—	67,528
Depreciation expense	107,167	1,674	108,841
Segment profit	379,348	154,856	534,204
Capital expenditures	19,343	—	19,343
Nine months ended September 30, 2005

Sales from external customers	$48,172,117	$2,730,606	$50,902,723
Intersegment sales	—	580,277	580,277
Interest expense	233,144	—	233,144
Depreciation expense	313,802	5,428	319,230
Segment profit	1,950,603	709,849	2,660,452
Capital expenditures	288,434	4,017	292,451
Nine months ended September 30, 2004

Sales from external customers	$36,975,471	$1,869,613	$38,845,084
Intersegment sales	—	393,983	393,983
Interest expense	166,759	—	166,759
Depreciation expense	351,388	4,165	355,553
Segment (loss) profit	(195,617)	336,620	141,003
Capital expenditures	148,963	—	148,963
Segment Assets

September 30, 2005	$24,630,441	$1,644,485	$26,274,926
December 31, 2004	17,679,153	1,757,079	19,436,232

Below is a reconciliation of (i) total segment profit to operating profit on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets.  The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Profit for reportable segments	$1,642,270	$534,204	$2,660,452	$141,003
Elimination of intersegment profits	(15,975)	(17,686)	4,789	360

Operating profit	$1,626,295	$516,518	$2,665,241	$141,363

	September 30, 2005	December 31, 2004

Total assets for reportable segments	$26,274,926	$19,436,232
Elimination of intersegment assets	(269,399)	(164,308)

Total assets	$26,005,527	$19,271,924

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its distribution centers in Texas, California, Arizona, Washington, Nevada and Louisiana.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the nine months ended September 30, 2005 and 2004, no single customer accounted for more than 10% of net sales, although sales to environmental contractors, which include sales to contractors responding to the effects of Hurricane Katrina in 2005 and the hurricanes in Florida in 2004, were approximately 48% and 45% of consolidated net sales in those periods, respectively.  A reduction in spending on environmental projects or lack of destructive natural disasters could significantly impact sales.

Because of the substantial increase in sales, primarily as a result of the 2005 hurricanes affecting the Gulf Coast region, several customers of Abatix purchased substantial amounts of product late in the third quarter.  These large purchases resulted in significant receivable balances from these customers.  The top ten companies owing money to the Company make up approximately 40% of the total receivable balance, with the largest customer accounting for approximately 16%.  No other customer accounted for more than 7% of our receivables balance.  All of these accounts have been customers of the Company for more than three years, with several being customers of the Company for more than ten years.  Non payment by any one of these accounts would have a significant negative impact on the cash flows of the Company.

Although no vendor accounted for more than 10% of the Company’s sales, three product classes (groupings of similar products) accounted for greater than 10% of sales for the first nine months of 2005.

•

The first product class, plastic sheeting and bags, accounted for approximately 17% and 16% of net sales in the first nine months of 2005 and 2004, respectively.  A major component of these products is petroleum.  Further increases in oil prices or further shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

•

The second product class, disposable clothing, accounted for approximately 13% and 12% of net sales in the first nine months of 2005 and 2004, respectively.  A majority of these products are produced internationally.  Although political climates could impact our ability to obtain these products from our current source, these products are available from many countries and many vendors, none of which control the market.

•

The third product class, abatement and restoration equipment, accounted for approximately 11% and 8% of net sales in the first nine months of 2005 and 2004 respectively.  This product class is made up of many vendors with many dissimilar products.

(5)	Contingencies

The Company was named in several class action lawsuits in April and May 2004.  These complaints generally alleged that defendants violated the Securities and Exchange Act of 1934 by allegedly making a series of materially false and purportedly misleading statements concerning Abatix’s business agreement with the Goodwin Group LLC and, as a result, the price of the Abatix stock was allegedly artificially inflated causing plaintiff and other members of the class to allegedly suffer damages.

All of the lawsuits were transferred to one Federal District Court in the Northern District of Texas, Dallas Division (“Federal Court”) and were consolidated into a single case under Cause No. 3-04CV-872-D; Family Medicine Specialists, et al v. Abatix, et al. (“Class Action”).

On May 27, 2004, the officers and directors of Abatix Corp. were named as defendants in a lawsuit filed in the District Court of Dallas County, Texas, 162nd Judicial District (“State District Court,” and when combined with the Federal Court as “Courts”) styled Daniel M. Johnson Plaintiff v. Terry Shaver; Frank Cinatl IV; Gary L Cox; Donald N. Black; Eric A. Young; and A. David Cook; Defendants v. Abatix Corp. Nominal Defendant (Cause No. 2004-04-4841) (“Derivative Suit”), although Plaintiff  dismissed A. David Cook from this case.  This suit is a stockholder derivative action that alleged that all of the defendants breached certain fiduciary duties and abused their control of Abatix.  Further, the plaintiff sought contribution and indemnification.  In addition, this petition alleged that Donald Black, an outside board of director of Abatix, breached his fiduciary duties by selling securities based on allegedly material, non-public information and by allegedly misappropriation of information.

On May 6, 2005, the Company executed a Stipulation and Agreement of Settlement to settle the Class Action (“Class Stipulation”).  On May 9, 2005, the Company executed a Stipulation of Compromise and Settlement to settle the Derivative Suit (with the Class Stipulation, “Stipulations”).

It is the Company’s understanding that one class member opted out of the proposed settlement in the Class Action and that no members of the Class Action or the Derivative Suit objected to the proposed settlement.

On August 11, 2005, the District Court of Dallas County, Texas, 162nd Judicial District heard Plaintiff’s Unopposed Motion for Approval of Settlement and Award of Attorney Fees, requesting entry of the Order and Final Judgment Approving Settlement in the Derivative Suit previously disclosed.  The Court determined the proposed settlement of the Derivative Suit was fair, reasonable and in the best interest of the nominal defendant, the Company, and its stockholders, and signed the Order and Final Judgment Approving Settlement.  As a result, final approval of the Settlement of the Derivative Suit was granted.

Also on August 11, 2005, the Federal District Court in the Northern District of Texas, Dallas Division heard Lead Plaintiffs’ Motion for Final Approval of Class Action Settlement and Plan of Allocation filed in the Class Action litigation previously disclosed.  The Court determined the Settlement was fair, reasonable and in the best interest of the Class and all parties, and signed the Order and Final Judgment.  As a result, final approval of the Settlement of the Class Action was granted.

While the Company was prepared to vigorously defend itself and the officers and directors against the allegations, the Company agreed to settle the Class Action for $900,000 in cash and will adhere to certain corporate governance provisions to settle the Derivative Suit, so that management and its employees can concentrate their full attention on growing the business by eliminating the distraction of protracted litigation.  In addition, the Company agreed to the Stipulations in order to eliminate the litigation risk and expense.  The settlement funds were covered by the Company’s insurance policy.  Accordingly, there have been no charges against the Company’s earnings in connection with payment of the settlement amount.  These settlements expressly provide that the Company and its officers or directors do not admit or concede any violation of law or wrongdoing of any kind.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2004.

The Company is a supplier of mainly safety related products and tools to workers involved in the environmental, manufacturing, construction and homeland security markets.  From seven fully-stocked distribution facilities/sales offices in the western and southwestern part of the United States, and one temporary facility in Louisiana to serve our customers helping with the aftermath of the hurricanes affecting the Gulf Coast region, the Company primarily distributes certain equipment and commodity products to the local geographic areas surrounding its facilities.

IESI, the Company’s wholly-owned subsidiary, imports disposable clothing from China.  IESI sells their product throughout the United States and the Caribbean through the Abatix distribution channels, as well as through other distributors.

The Company’s management believes that hiring additional sales staff, controlling costs, geographic expansion, diversification of customer base and responding effectively to competitive challenges are important to the long-term success of the Company.

•

Sales Staff – We sell our products based on relationships, among other things.  Our ability to hire, train and retain staff, especially in the sales and customer service area is critical to our long-term success.  Competitive compensation and benefits as well as a good work-life balance are critical to this area.

•

Controlling Costs – To maintain our competitive position by providing competitively priced products while also improving our profitability, we must control our costs and effectively utilize our assets.  As we did in 2004, we are continuing to review our selling, general and administrative costs and make adjustments where appropriate.  Our ability to control costs can be affected by outside factors, such as the price of oil or other raw materials or increases in interest rates.  In addition, the cost to initially comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) by the end of 2007 is expected to exceed $500,000, approximately 3% of our annualized selling, general and administrative expenses.  This cost would negate much of our cost reduction efforts to date.

•

Geographic Expansion – The Company needs to leverage our infrastructure and knowledge over a larger revenue base.  While the Company intends to focus on growing revenues in its existing locations, the Company will also explore geographic expansion.  This expansion could come in the form of opening a new location in a new geographic market or acquiring an existing company in a market where we currently do not operate.  These possibilities require significant planning time and financial resources which could limit our ability to implement.

•

Customer Base – While no customer represents 10% or more of the Company’s revenues, there are several large customers, especially at IESI.  The loss of one or more of a large customer would have a severe impact on our business.  The Company intends to pursue additional customers and cultivate current customers in an attempt to lessen the impact of any one customer.  While we intend to market our customer service in an attempt to obtain higher margins, obtaining market share generally has a negative effect on product margins.

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

In addition to the above mentioned critical success factors, the Company needs to improve how it responds to catastrophic events like the hurricanes of 2004 and 2005.  Significant, short-term boosts of revenue, while positively impacting the sales and net income lines of the income statement are very difficult for the Company to handle for the following reasons:

•	Non-recurring revenues

	o	Comparisons of financial results between periods are not always evident without reading the financial statements as a whole.

	o	There is no reliable method to determine the amount of impact these events will have on the Company, nor is there a reliable method to determine how long the impact may last.

•	Accounts receivable

o

The sharp rise in non-recurring revenues from these events can cause significant balances owed to the Company by a few customers.  Balancing this concentration risk with sales is a difficult process that involves significant judgment.

o

Much of the work performed by the Company’s customers is related to insurance claims.  Occasionally, there is difficulty in getting the insurance company to pay the amount owed and can possibly delay when Abatix is paid.

•	Inventory

	o	Certain products can be in short supply because the Company’s vendors are unable to ramp up production to meet the demand in the required time frame.

	o	Damage caused by catastrophic events can affect the manufacturing and transportation of inventory, including raw materials used by others to manufacture products sold by the Company.

	o	Products in demand in the affected areas can decimate inventory levels in other facilities and not allow us to serve all of our customers in a normal manner.

o

Potential shortages in product lead to advance purchasing and maintaining higher levels of safety stock.  If there is little or no damage caused by hurricanes, the Company could be left with excess inventory.

•	Cash

o

Significant increases in revenues in a short period of time utilize the cash resources available to the Company as the inventory is purchased and paid for generally between 10 – 40 days, while the average collection period is approximately 60 days.

	o	Advance purchases in anticipation of increased sales and possible shortages in supply prolongs the cash cycle.

	o	As interest rates continue to rise, the higher borrowing levels normally associated with these events translate to higher interest expense.

•	Human Resources

	o	There is significant planning time involved in responding to these events that would normally be spent on other areas of the business.

	o	Immediate response to these disasters is handled by currently employed personnel which can detract from the service levels provided to our customer base in our other facilities.

	o	We have generally found a lack of human resource talent outside of the Company to meet the short-term needs demanded by our temporary facilities.

	o	Significant amounts of time are spent managing and projecting the cash flows to ensure cash resources are available.

	o	Fluctuations in financial results can result in extra requirements placed on the corporate staff as a result of comments, inquiries and compliance with regulatory agencies.

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

Results of Operations and Related Information

Third Quarter 2005 Compared With 2004

Net Sales

Consolidated net sales increased 40% to $20,148,000 from 2004.  The Abatix operating segment net sales increased 41% to $19,331,000, while the IESI operating segment net sales increased 19% to $817,000.

•	The increase in sales at the Abatix operating segment resulted from:

	o	increased sales to the environmental market primarily as a result of potentially non-recurring weather related events in the Gulf Coast region,

	o	increased sales to the industrial manufacturing and construction markets, as spending has increased due to the current status of the U.S. economy, and

	o	increased selling prices on many products resulting from substantial increases in product costs from suppliers primarily due to the increase in cost of raw materials and transportation costs.

•	The increase in sales at the IESI operating segment resulted from market penetration by a few key customers.

Gross Profit

Consolidated gross profit of $5,969,000 increased 51% from 2004.  Expressed as a percentage of sales, gross profit was 29.6% and 27.5% in 2005 and 2004, respectively.  The increase in gross profit dollars is primarily a result of:

•	higher sales volume and improved margins in the restoration, industrial and construction markets at the Abatix segment,

•	higher sales volume at the IESI segment, and

•	better purchasing programs that were also impacted by the increased purchases resulting from the effects of the hurricane damage in the Gulf Coast region,

•	partially offset by lower margins at the IESI segment.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses of $4,343,000 increased 26% from 2004.  The significant changes are:

•	higher labor costs as a result of higher selling volume and improved profitability,

•	higher freight expenses as a result of higher selling volume and higher fuel costs,

•	higher bad debt expense as a result of the increased write-offs in prior periods, and

•	costs incurred to begin compliance with SOX 404,

•	partially offset by lower legal expenses.

Expressed as a percentage of sales, S,G&A expenses were 22% and 24% for 2005 and 2004, respectively, as the general and administrative costs did not increase at the same rate as the growth in revenues.

Additional Statement of Operations Commentary

•

Operating profit of 8.1% of sales for 2005 improved from an operating profit of 3.6% of sales in 2004.  The Abatix segment operating profit of 7.4% of sales for 2005 improved from an operating profit of 2.8% in 2004.  The IESI segment operating profit of 26.7% of sales in 2005 improved from 22.5% in 2004.

	o	The improvement at both the Abatix and IESI segments is a result of higher sales volumes without a corresponding increase in general and administrative costs.

•	Interest expense of $96,000 increased approximately $28,000 from 2004 primarily due to higher interest rates.

•	Our effective tax rate was 36% in 2005 and 37% in 2004.

•	Net earnings of $981,000 or $.57 per share increased approximately $698,000 from net earnings of $283,000 or $.17 per share in 2004 as a result of the higher operating profit.

First Nine Months 2005 Compared With 2004

Net Sales

Consolidated net sales increased 31% to $50,903,000 from 2004.  The Abatix operating segment net sales increased 30% to $48,172,000, while the IESI operating segment net sales increased 46% to $2,731,000.

•	The increase in sales at the Abatix operating segment resulted from:

	o	increased sales to the environmental market primarily as a result of potentially non-recurring weather related events in the Gulf Coast region and California,

	o	increased sales to the industrial manufacturing and construction markets, as spending has increased due to the current status of the U.S. economy, and

	o	increased selling prices on many products resulting from substantial increases in product costs from suppliers primarily due to the increase in cost of raw materials and transportation costs.

•	The increase in sales at the IESI operating segment resulted from market penetration by a few key customers.

Gross Profit

Consolidated gross profit of $14,500,000 increased 38% from 2004.  Expressed as a percentage of sales, gross profit was 28.5% and 27.1% in 2005 and 2004, respectively.  The increase in gross profit dollars is primarily a result of:

•	higher sales volume and improved margins in the restoration, industrial and construction markets at the Abatix segment,

•	higher sales volume at the IESI segment, and

•	better purchasing programs that were also impacted by the increased purchases resulting from the effects of the hurricane damage in the Gulf Coast region,

•	partially offset by lower margins at the IESI segment.

S,G&A Expenses

S,G&A expenses of $11,835,000 increased 14% from 2004.  The significant changes are:

•	higher labor costs as a result of higher selling volume and improved profitability,

•	higher freight expenses as a result of higher selling volume and higher fuel costs,

•	higher bad debt expense as a result of the increased write-offs, and

•	costs incurred to begin compliance with SOX 404,

•	partially offset by lower legal expenses.

Expressed as a percentage of sales, S,G&A expenses were 23% and 27% for 2005 and 2004, respectively, as the general and administrative costs did not increase at the same rate as the growth in revenues.

Additional Statement of Operations Commentary

•

Operating profit of 5.2% of sales for 2005 improved from an operating profit of 0.4% of sales in 2004.  The Abatix segment operating profit of 4.0% of sales for 2005 improved from an operating loss of (0.5%) in 2004.  The IESI segment operating profit of 26.0% of sales in 2005 improved from 18.0% in 2004.

	o	The improvement at both the Abatix and IESI segments is a result of higher sales volumes without a corresponding increase in general and administrative costs.

•	Interest expense of $233,000 increased approximately $66,000 from 2004 primarily due to higher interest rates.

•

Our effective tax rate was 37% in 2005.  The Company paid taxes in 2004, primarily as a result of state income taxes, even though there was a loss before income taxes.  In addition, there was a $20,000 additional tax expense in 2004 resulting from an adjustment related to the 2001 tax year.

•	Net earnings of $1,529,000 or $.89 per share increased approximately $1,569,000 from net losses of ($40,000) or ($.02) per share in 2004 as a result of the higher operating profit.

Liquidity and Capital Resources

Cash used in operations during 2005 of $456,000 compared to cash used in operations during 2004 of $1,509,000.

•	Accounts receivable

	o	Gross accounts receivable increased 38% since June 30, 2005 and 44% since 2004 year-end as sales in the third quarter of 2005 were 26% higher than the second quarter sales.

o

A significant portion, approximately 40%, of the receivables balance is held by ten companies, with the largest company comprising approximately 16% of the receivables balance.  While these companies are long-term customers of Abatix and payment in full is expected, non-payment or delays in payment of these balances owed would have a significant negative impact on the cash flows of the Company.

•	Gross inventory increased 12% since June 30, 2005 and 31% since 2004 year-end. This increase is a result of:

	o	an increase in stocking levels ahead of price increases on several products, and

	o	inventory held in Louisiana in anticipation of further hurricane related work to be done in the Gulf Coast region.

•	These uses of cash were mostly offset by the:

	o	increase in accounts payable and accrued expenses

	o	net earnings, and

	o	non-cash charges to earnings.

Cash requirements for investing activities during 2005 of $289,000 increased by $135,000 when compared to 2004.  These requirements were primarily the purchase of corporate and delivery vehicles, computer hardware and software, and necessary items to make our temporary facility in Louisiana operational.  Purchases for the remainder of 2005 are estimated to be approximately $200,000 and are expected to include the replacement of a vehicle and computers.

In early October the Company signed a new $12,000,000 working capital line of credit with its financial institution.  In addition, the Company’s existing $500,000 capital equipment credit facility remains in place.

•	Based on the borrowing formula calculated as of September 30, 2005, the Company had the capacity to borrow up to the maximum of $12,000,000 on its working capital line.

•	As of November 7, 2005, there are advances of $9,289,000 outstanding on the working capital credit facility.

•	As of November 7, 2005 there are advances of $63,000 outstanding on the capital equipment credit facility.

•	Both credit facilities expire in October 2007 and bear a variable rate of interest tied to the prime rate.

•	The equipment facility is payable on demand.

•	The majority of the Company’s credit facilities are at one financial institution. There is risk associated with having the majority of the Company’s relationship with one financial institution.

Contractual Obligations

The following table presents the Company’s total contractual obligations as of September 30, 2005 for which future cash flows are fixed or determinable (in thousands).

	2005	2006	2007	2008	2009	2010	2011	Total

Contractual obligations:
Operating leases	$320	$757	$478	$268	$261	$212	$12	$2,308
Working capital line of credit	6,318	—	—	—	—	—	—	6,318
Equipment notes	14	38	26	13	9	1	—	101
Employment contracts	146	584	—	—	—	—	—	730
Open purchase orders	4,482	—	—	—	—	—	—	4,482
Other obligations	12	28	7	7	4	—	—	58

Total contractual obligations	$11,292	$1,407	$511	$288	$274	$213	$12	$13,997

Commentary:

•	The amounts for 2005 represent the approximate contractual obligations for the remainder of 2005.

•

As of September 30, 2005, the Company’s working capital line of credit agreement includes a feature that allows the bank to call the debt; therefore, the debt is classified as a current liability on the Consolidated Balance Sheets and included above.  This line of credit contains no defined payment schedule.  In addition, the Company periodically uses letters of credit to periodically facilitate the purchase of goods from outside the United States; however there were no letters of credit outstanding at September 30, 2005.

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

New Accounting Standards

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft that would require that a tax position meet a “probably recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements.  This threshold is to be met assuming that the tax authorities will examine the uncertain tax position.  The Company does not expect any impact to its financial statements from these Exposure Drafts, if adopted in their current state.

In August 2005, the FASB issued three Exposure Drafts that would amend Statement of Financial Accounting Standards (“Statement”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The first Exposure Draft seeks to clarify the derecognition requirements for financial assets that were developed initially in SFAS 125 and revised in SFAS 140 and to change and simplify the initial measurement of interests related to transferred financial assets that are held by a transferor.  The other two Exposure Drafts provide optional accounting treatments to simplify accounting for servicing of financial assets and to simplify accounting for certain hybrid financial instruments.  The Company does not expect any impact to its financial statements from these Exposure Drafts, if adopted in their current state.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty.”  The first issue surrounds the recognition of a nonmonetary transaction at fair value rather than at recorded amounts.  The second issue surrounds the classification of two or more nonmonetary transactions being viewed as a single nonmonetary transaction.  With respect to the first issue, the Company does, on occasion, purchase and sell finished goods inventory to other companies within the same line of business.  These transactions have been recognized at the recorded amount in accordance with the EITF tentative conclusion.  With respect to the second issue, the EITF created a list of indicators that would trigger two or more nonmonetary transaction be accounted for as a single transaction.  As previously disclosed and based on the criteria established, the Company does not expect any impact to its financial statements from the EITF conclusion.

In September 2005, the FASB issued an Exposure Draft that would amend the guidance in Statement 128 for calculating the number of incremental shares included in diluted shares when applying the treasury stock method; eliminate the provision that allows an entity to rebut the presumption that contracts that may be settled in cash or share will be settled in shares; and require that shares issued upon conversion of a mandatorily convertible instrument be included in the weighted-average number of ordinary shares outstanding used when computing basic earnings per share.  The Company does not expect any impact to its financial statements from this Exposure Draft, if adopted in its current state.

Business Outlook

Our goal for 2005 is to produce revenue growth, exclusive of the non-recurring revenues from the hurricanes, as it is vital to our long-term success.

•

We are anticipating the industrial manufacturing and construction markets to remain steady or improve slightly as the general economy and, in particular, the real estate market, have stabilized.  However, recent increases in interest rates and the cost of materials for real estate projects could negatively impact those segments and the economy in general.

•

We anticipate growth in the environmental market, and in particular, the restoration subset of that market.  However, year over year growth in 2006 will be difficult because of the positive impact on our business from hurricanes.

•

While the homeland security segment is expected to continue to grow in 2005, the growth in this market to date has been with the public sector and generally is at lower margins than the remainder of the Company’s markets.  We are hopeful the private sector will spend more money on homeland security products as the economy remains stable; however, there is not much evidence to support the private sector will begin to spend on our homeland security products.  In response to these issues, the Company has lowered its cost structure to support this market.

•

Continued shortages in supplies of product, in particular the equipment necessary to respond to catastrophic events and plastic sheeting and bags used in environmental cleanup, could impact the Company’s ability to serve the customers.  In addition, (i) price increases attributable to increased raw materials cost, (ii) decrease in supply of product caused by damage from the weather events or (iii) increases in demand for product caused by the weather events could cause increases in product costs which could impact sales.

•	Hiring of additional sales staff will be critical for long-term growth of the Company.

•

Diversification of our customer base, especially at the IESI segment, will also help provide more consistent results.  Although no customer is more than 5% of our revenues, the growth at the IESI segment was primarily generated by its two largest customers.  The loss of any of these large customers would negatively impact our business.  We are focused on helping all of our customers grow, as well as adding to our customer base.

•

New locations and acquisitions will most likely be critical for the long-term growth of the Company.  Although we are not certain if and when we will open new locations, we are currently evaluating certain markets as possibilities.  We are not currently evaluating any acquisitions.

Overall margins for 2005 are anticipated to be in the 27 – 28% level.

•

We are utilizing certain tools and reporting from our new computer system in an effort to enhance margins.  In addition, these tools and reporting should allow us to identify issues that can be addressed more quickly, thereby minimizing possible margin erosion.

•	We continue to evaluate the consolidation of certain vendors to gain access to better pricing.

•	Alternative methods for sourcing products are also being evaluated to enhance our purchasing process.

•	However, further competitive pressures or changes in the customer or product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

The Company will need to further reduce costs to stay competitive and improve on its profitability.

•

We intend to continue evaluating costs, including labor related costs, rent, freight and depreciation which make up approximately 75% of our selling, general and administrative costs, to ensure our cost structure is in line with our revenue stream and supports our business model.

•	We do anticipate our legal expenses in 2005 will be less than 2004.

•

Earlier this year the Company began its work to comply with SOX 404.  The Company currently estimates that it will incur in excess of $500,000 in costs, most of which are external costs, related to this work.  These costs will be incurred between 2005 and 2007.

•	Our selling, general and administrative expenses should be in the 23% of sales range for 2005.

•

The Company’s credit facilities are variable rate notes tied to the lending institution’s prime rate.  Increases in the prime rate have already and could continue to negatively affect the Company’s earnings.

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

•	The Company’s accounts receivable collection days have leveled off over the past year and the Company believes its allowance for bad debts is sufficient to cover any anticipated losses.

•

The Company’s inventory turns have improved slightly over the past year after increasing because of the sharp decrease in sales to restoration contractors and the increase in inventory levels to support a customer of IESI.  The improvement in sales overall and sales to IESI’s customer have helped the inventory turns.  Further work in reducing inventory levels is still needed.

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

Information Concerning Forward-Looking Statements

Certain statements contained herein, among other things, are of a forward-looking nature relating to future events or the future business performance of Abatix.  Such statements involve a number of risks and uncertainties including, without limitation, the occurrence and timing of adverse weather related events, global, national and local economic and political conditions; changes in laws and regulations relating to the Company’s products and the import of such products; market acceptance of new products, existence or development of competitive products the Company represents as a distributor that outperform current product lines or are priced more competitively; inability to hire and train quality people or retain current employees; changes in interest rates; the financial status of key customers and vendors; efforts to control and/or reduce costs; fluctuations in oil prices; or the Company’s success in the process of management’s assessment and auditor attestation of internal controls, as required by the SOX 404.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

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

The Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company’s fiscal year ending December 31, 2007.  This effort includes internal control documentation and review under the direction of senior management.  In the course of its ongoing evaluation, management has identified certain areas requiring improvement, which the Company is addressing.  Management routinely reviews potential internal control issues with the Company’s Audit Committee.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.  None

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

ABATIX CORP.
(Registrant)

Date: November 10, 2005	By:	/s/ Frank J. Cinatl, IV

Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)