Form 10-K
period 2005-12-31
ABATIX CORP
filed 2006-03-23
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2005 (based on the closing stock price on the Nasdaq Stock Market on such date) was approximately $5,954,000.

1,711,148 shares of common stock, $.001 par value, were issued and outstanding on March 20, 2006.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 23, 2006 is incorporated by reference into Part III hereof.

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

As opportunities to enter new markets arose over the years, the Company expanded geographically.  The basic growth philosophy has been to find the right people, and then determine if the geographic market can support a full service sales office/distribution center.  During our history, the following branches, beyond our initial Dallas location, were opened:

•	San Francisco – December 1988
•	Houston – February 1990
•	Los Angeles – August 1991
•	Phoenix – January 1993
•	Seattle – January 1994
•	Las Vegas – December 1995
•	Tampa – August 2004 – The Company opened a temporary facility in response to the hurricanes that damaged property in that state. This facility was closed in February 2005.
•

Ponchatoula, Louisiana – August 2005 – The Company opened a temporary facility in Louisiana in response to hurricanes Katrina and Rita and the ensuing floods that devastated parts of Louisiana, Mississippi and Alabama.

(b)	Financial Information About Operating Segments

Information about the Company’s operating segments is included in Note 8 in the Notes to the Consolidated Financial Statements at Item 15.

(c)	Narrative Description of Business

Based on 2005 sales, approximately 53% of the Company’s products are sold to environmental contractors, 14% to construction related firms, 20% to the industrial safety market and 13% to other firms.   The Company believes a majority of its sales for the foreseeable future will continue to be made to environmental contractors and considers its relationship with its customers to be excellent.

Environmental Industry

Asbestos Abatement Industry

Between 1900 and the early 1970’s, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries.  In the mid-1980’s it was estimated that in the United States, approximately 20% of all buildings, excluding residences and schools, contained friable asbestos-containing materials that were brittle and were susceptible to the release of asbestos dust.  Various diseases, such as asbestosis, lung cancer and mesothelioma, have been linked to the exposure to airborne asbestos.  Through medical studies, the public is aware of the diseases associated with asbestos.

Maintenance, repair, renovation or other activities can disturb asbestos-containing material and, if disturbed or damaged, asbestos fibers become airborne and pose a hazard to building occupants and the environment.  In October 1986, Congress passed the Asbestos Hazard Emergency Response Act, which mandates inspections for asbestos, the adoption of asbestos abatement plans and the removal of asbestos from schools and facilities scheduled for renovation or demolition. In addition, state and local governments have also adopted asbestos-related regulations.  Even with these federal, state and local regulations, public and private budgetary constraints continue to limit the number and scope of asbestos abatement projects.

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

Many asbestos abatement contractors added lead abatement to their range of services in the mid- to late-1990’s in an attempt to diversify their revenue stream.  The asbestos abatement contractors bring equipment, a trained labor force and experience working in a hazardous environment to the lead abatement industry; however, public and private budgetary constraints have also limited the number of these projects.

Restoration Industry

This industry is comprised of contractors that handle primarily fire, smoke and water damage.  In recent years, the damage caused by wildfires in the west and southwest, heavy rains in the west and the hurricanes in Florida and Louisiana have increased the visibility of this industry to the residential consumer as well as the commercial consumer.

A component of the restoration industry, mold remediation, has been around for years although litigation in the late 1990’s and early 2000’s surrounding the health hazards of human exposure to mold created public awareness and forced property owners and the construction industry to deal with the problem.  To grow, mold requires moisture, a carbon source (wood, plasterboard, natural fibers, or any organic matter), lack of air movement and little to no light.  The energy crisis in the 1970’s inspired many energy efficiency programs, including the building of structures that promoted less air movement which increased the likelihood of a mold problem.

Although there are approximately 100,000 species of fungi, about 100 are considered to be pathogenic to humans.  Currently, there are still very few regulations concerning tolerable mold levels or approved processes to remove mold.  However, in 2003, the Institute of Inspection, Cleaning and Restoration Certification adopted S520, “Mold Remediation Standard and Reference Guide.”  The S520 Standard describes the procedures to be followed and the precautions to be taken when performing mold remediation.  This standard is now widely accepted in the industry.

Many asbestos and lead abatement contractors added restoration, including mold remediation, to their range of services, while traditional restoration contractors added mold remediation to their range of services.  Prior to 2000, the Company had very few sales to restoration contractors.  In late 2000, the Company began to see high levels of activity from this industry, primarily in Texas.  The growth in this portion of the restoration industry continued into the early part of the fourth quarter of 2002, but slowed significantly in the first half of 2003 primarily because insurance laws in Texas changed to eliminate or limit the insurance companies’ exposure to mold liabilities, resulting in fewer projects for contractors.  While there has been some increased legal activity in states other than Texas, the limited liability on insurance policies has inhibited the growth of this portion of the restoration industry.

Recently, the effects of the hurricanes that hit Florida in 2004 and the hurricanes that hit Louisiana and other parts of the Gulf Coast in 2005 have created a significant opportunity for the Company.  Although this revenue is not considered recurring, it does provide an opportunity to improve our revenues and profitability and in limited circumstances it provides us the ability to gain new customers.

Homeland Security

Seeing an opportunity to leverage our current product lines with some additional lines, including consulting and training, the Company entered the Homeland Security market in August 2002.

Much of the Company’s activity in this industry to date has been with the public sector attempting to outfit the first responders.  Because these activities are broad in scope and tend to be large dollar orders, the purchasing departments for these governmental entities solicit bids and generally select the lowest product price.  Since our business model was not cost effective in this environment, we restructured our costs in this market in 2004 and are now able to be a cost effective supplier.

We are also working with the private sector businesses, which traditionally focus on the value Abatix provides, and less on the price of the product.  As the economy continues to strengthen, companies may invest more dollars in our products and services so their facilities and personnel are protected.   However, unless there are regulations mandating security products or another attack similar to September 11th, the private sector may not be willing or will be slow to invest significant dollars.

Construction Tools Supply Industry

Besides the normal hand and power tools, and associated consumable parts, supplied to the construction industry, the EPA and Occupational Safety and Health Administration (“OSHA”) have also established certain rules and regulations governing the protection of the environment and the protection of workers in this industry.

Currently, the Company supplies the construction tools industry primarily from its Las Vegas, Los Angeles, and Phoenix facilities and on a limited basis from its other facilities.  This industry is directly tied to the local economies and more specifically, the real estate conditions within those markets.  The real estate industry initially declined after the events of September 11, 2001, stabilized in 2003 and has improved in both 2004 and 2005.  The Company anticipates this industry to improve in 2006 as the economy remains stable or continues to improve.

Industrial Safety Industry

The EPA and OSHA have established numerous rules and regulations governing environmental protection and worker safety and health.  The demand for supplies and equipment by U.S. businesses and governments to meet these rules and regulations has resulted in the creation of a multi-billion dollar industry.

As research identifies the degree of environmental or health risk associated with various substances and working conditions, new rules and regulations would be expected, although there have been no regulations in the past few years that have resulted in significant opportunities for the Company.  In addition, potentially offsetting these gains from new regulations are manufacturing automation and productivity improvements, which potentially result in fewer people to protect, and movement of labor intensive operations offshore where there is less regulation.

Geographic Distribution of Business

The Company distributes over 22,000 industrial, construction tool, personal protection, safety and hazardous waste remediation products to approximately 4,000 active customers primarily located in the Southwest, Midwest, Pacific Coast, Alaska and Hawaii.

Equipment and Supplies

An estimated 43% of the Company’s current year sales were environmental products and 27% were safety products, while construction tools and supplies accounted for 17%.  The remaining 13% of sales were miscellaneous products used by environmental contractors, construction contractors and industrial manufacturing facilities.

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns and customer inquiries.  The Company maintains an inventory of disposable products and commodities as well as low cost equipment items.  Approximately 75% of the Company’s sales are of disposable items and commodity products, which are sold to customers at unit prices ranging from under $1.00 to $100.00.  The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to construction related tools or environmental equipment that can retail in excess of $10,000.  The Company currently does not manufacture any products, nor does it rent or lease any products to customers.  On a very limited scale, the Company provides warranty repair on certain equipment.  The Company distributes, on a limited basis, disposable items under its own private label.

Except with regard to certain specialty equipment associated with environmental remediation activities such as filtration, vacuum and pressure differential systems, many of the Company’s products can be used interchangeably within many of the industries it supplies. Equipment distributed by the Company includes manufacturers’ product descriptions, instructions pertaining to use and, when appropriate, Material Safety Data Sheets (“MSDS”).

Marketing

The Company’s marketing program is conducted by its sales representatives, as well as by senior management and the leaders at each of its operating facilities.  The sales representatives are compensated by a combination of salary and/or commission, which is based upon negotiated sales standards.

The Company maintains 24-hours-a-day/7-days-a-week telephone service for its customers and typically ships supplies and equipment within two days of the receipt of an order.  The Company is prepared to provide products on an expedited basis in response to requests from customers who require immediate deliveries because their work is performed during non-business hours, involves substantial costs because of the specialized labor crews involved or may arise on short notice as a result of exigent conditions.

The Company also has a web site, www.abatix.com, which allows customers to place orders on-line.  Currently the web site contains approximately 6,500 products.  In addition to on-line ordering, the web site has current industry and Company information, including historical press releases and the Company’s filings with the Security and Exchange Commission (“SEC”).  Through enhancements to our system in 2006, customers will also be able to review their purchasing history and check the status of their account, including having the ability to print copies of invoices.

Backlog

Substantially all the Company’s products are shipped to customers within 48 hours following receipt of the order; therefore backlog is not material to the Company’s operations.  During severe weather conditions, such as the hurricanes in the United States in 2004 and 2005, the Company can experience severe backlog situations because products in the quantities needed are unavailable from the manufacturers.  Since the customer’s need for products is immediate in these situations, the customers will purchase from whichever supplier has the product available.

Inflation

The inflation rate for the United States economy has been relatively low over the past several years, with the 2005 inflation rate just above 3%.  With the 2006 inflation rate expected to be in this same range, the Company believes inflation will not have a material impact on the Company’s operations or profitability in the near term; however, there are inflationary factors affecting our business.

The Company experienced cost increases in several of its major product lines during 2005.  The majority of the price increases were passed along to customers in the form of higher selling prices, thereby having little effect on product margins.  We expect further price increases in certain product lines in 2006 and we believe these price increases will be able to be passed on to customers.  If we are unable to pass on these price increases, our gross margins and profitability would be negatively impacted.

The cost of fuel for the delivery vehicles (both inbound and outbound deliveries) has risen and impacts our profitability.  Also affecting profitability is the increased cost for utilities.  These increases were not as apparent in 2005 because of the 34% growth in revenue; however, they could become a more significant factor if the revenue growth slows.

Environmental Impact

The Company distributes a variety of products in the environmental industry which requires the Company to maintain MSDS on file.  These MSDS, which are provided to the Company by the manufacturers, inform purchasers and users of any potential hazards which could occur if the products spill or leak and other hazards.  Although the Company provides no assurance, it reviews all products that could have a potential for environmental hazards and tries to ensure the products are safe for on site storage and distribution.  The Company currently distributes no products it believes would create an environmental hazard if leaked or spilled and has safety procedures in place to minimize any impact if such an event occurred.

Seasonality

In the past, sales to the environmental supply business has been seasonal as a result of (1) the substantial amount of work performed in educational facilities during the summer months when the weather is generally more conducive to construction or during other vacation periods and (2) the severe weather (e.g. hurricanes, wildfires, flooding) that generally impacts the United States from August through November.

Absent the severe weather, which can be considered non-recurring revenue, the Company believes seasonality is not a major characteristic in the non-educational or private sector, which includes the industrial, commercial and residential markets.  In addition to the private sector environmental business, the Company’s expansion in the construction and industrial safety supply markets helps mitigate the seasonal impacts of government environmental projects on the Company’s sales.

The Company’s profitability historically increases in the second and third quarters, relative to the first and fourth quarters.  This increase in profitability is attributable to the historically small increase in revenues during the second and third quarters without the corresponding increase in costs, as fixed costs represent a majority of total general and administrative costs.

Government Regulation

As a supplier of products manufactured by others to the environmental supply, construction tool, homeland security and industrial safety industries, the Company’s internal operations are not substantially affected by federal laws and regulations including those promulgated by the EPA and OSHA.  Most of the contractors and other purchasers of the Company’s equipment and supplies are subject to various government regulations.  However, legislation and regulations affecting manufacturers and purchasers of the Company’s products could have a substantial effect on the Company.

Competition

The Company competes on the basis of delivery, credit arrangements and price, as well as product availability, variety and quality.

The environmental supply, industrial safety, homeland security and construction tools supply businesses are highly competitive.  These markets are served by a limited number of large national firms as well as many regional and local firms, none of which can be characterized as controlling the market.  Many of these existing firms have greater financial, marketing and technical resources than the Company.

Substantial regulatory or economic barriers to entry do not characterize the Company’s business.  Therefore, additional companies could enter any of these industries and may have greater financial, marketing and technical resources than the Company.

Employees

As of February 28, 2006, the Company employed a total of 105 full time, non-union employees including 3 executive officers, 19 managers, 58 administrative and marketing personnel and 25 clerical and warehouse personnel.  The Company believes relations with its employees are excellent.

Item 1A.	Risk Factors

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

These factors are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995.

Economy.  The Company’s business follows the U.S. economy and, in particular, the health of the real estate sector.  Although the U.S. economy has grown over the past two years, there is no assurance this growth or this level of output will continue.  In addition, further interest rate hikes could stifle the economy and the real estate sector such that there would be no growth or even a decline which would negatively impact our business.

Competition.  The Company experiences intense competition for sales of its principal products.  The Company has several major competitors in each of its markets, some of which are larger and have more resources than the Company.  The principal methods and elements of the competition include product quality, product breadth, product availability, price, credit terms and delivery services.  Inherent risks in the Company’s competitive strategy include uncertainties concerning the effects of consolidation of suppliers and distribution channels, the lack of barriers to entry and competitive reaction.  Increased competition with respect to pricing would reduce revenue and profitability and could have an adverse impact on the Company’s financial position.

Personnel.  A key component of our strategy is to provide value to our customers by building relationships and establishing a trusting working environment between our customers and our staff.  The Company provides competitive compensation, benefits and other factors that have attracted our current staff.  In addition, hiring and training of additional staff is a key component to our growth plan.  However, there can be no assurance that our staff will remain employed by the Company, or that the Company will be able to hire and train replacement or additional staff.  Loss of staff could have an adverse impact on the Company’s financial results.

Non-recurring Revenue and Collection of Accounts Receivable.  Over the past two years the Company has benefited from several disasters.  For example, the Company benefited from the hurricanes that damaged Florida in 2004 and the hurricanes that damaged Louisiana, Mississippi and Alabama in 2005.  There are numerous factors in determining if a disaster will result in business for the Company.  Some of these factors are (1) the strength and size of the disaster, (2) the density of structures/population of the affected area and (3) our customers must be part of the team of contractors that are responding to the disaster.  There are no assurances that there will be another disaster that benefits the Company.

Much of the work performed during these disasters is ultimately paid by the Federal government or by insurance companies.  There is risk in the timeliness of collection of the monies owed to our customers from these entities, which can result in a slow down of payments made the Company.  This slowdown could stress the financial resources of the Company significantly.

Cost Controls.  The Company has made strategic investments in its information systems and has other plans to improve our cost structure.  There is no assurance that such cost savings will be achieved.

Products.  A number of the Company’s products, such as plastic sheeting and bags, contain certain materials which are principally derived from petroleum.  These products are subject to price fluctuations based on changes in petroleum prices, availability and other factors.  Significant increases in prices for these products, as we experienced in 2005, could adversely affect earnings if the Company does not or is unable to increase its selling price to customers or if adjustment to our selling price to customers significantly trails the increases in the cost of the products to us.

Global economic and political conditions, especially in China, supplier capacity constraints, severe weather conditions and other factors could materially affect the availability of or prices for certain products.

Many customers in the industries we serve are brand conscious.  If the relationships with certain vendors were to be discontinued, there would be a negative impact on the financial results of the Company.

Fuel Costs.  We depend heavily on third party delivery services as well as our own fleet of delivery vehicles.  Fuel costs are a component of the total cost of shipments inbound from our vendors and shipments outbound to our customers.  Significant increases in fuel prices could adversely affect earnings if the Company does not or is unable to pass along increases to customers.

Internal Controls over Financial Reporting.  We expect to expend significant resources in developing the necessary documentation and testing procedures and the testing required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).  The amount of resources is currently estimated to be $575,000; however, the amount of resources needed to comply could change significantly.  In addition, if management or our auditors identify any significant deficiency or material weakness, they may be unable to attest to our internal controls and investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing may be negatively impacted.

Low Float and Volatility of Stock Price.  The low number of outstanding shares and resulting low amount of shares available for trade in the open market place can result in extreme volatility in the Company’s stock price.  Not only can the volatility of the stock price be concerning to long-term investors, but it could increase the difficulty in utilizing the stock to obtain capital for growth.

Item 2.	Properties.

The Company maintains sales, distribution and warehouse centers in Los Angeles and San Francisco, California; Dallas and Houston, Texas; Phoenix, Arizona; Las Vegas, Nevada; and Seattle, Washington.  In September 2005, the Company opened a temporary office in Ponchatoula, Louisiana to help contractors respond to the devastation in Louisiana, Mississippi and Alabama from the hurricanes.

As of December 31, 2005, the Company leases and occupies approximately 266,000 square feet of industrial space.  Included is approximately 8,100 square feet of office space for the Company’s headquarters which expires in July 2006.  Also included is 85,000 square feet of space for our temporary facility in Louisiana which expires in September 2006.  Excluding the space in Louisiana, the Abatix branch facilities range in size from 13,200 square feet to 30,820 and have leases expiring between July 2006 and January 2011.  IESI leases approximately 17,000 square feet of warehouse space.

Item 3.	Legal Proceedings.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          The Company’s common stock trades on The Nasdaq Capital Market under the symbol “ABIX”.  The following table sets forth the high and low bid prices for the common stock for the periods indicated.  These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Common Stock Bid Price

	High	Low

2004
First Quarter	$6.74	$3.76
Second Quarter	16.75	3.00
Third Quarter	4.53	2.11
Fourth Quarter	14.75	2.55
2005
First Quarter	$10.46	$5.67
Second Quarter	8.30	4.75
Third Quarter	16.50	6.54
Fourth Quarter	18.50	9.75

On March 17, 2006, the closing price for the common stock was $10.70.

(b)          As of March 17, 2006, the approximate number of holders of record of the Company’s common stock was estimated to be 200, although we estimate that there are approximately 1,000 stockholders.

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

	Year Ended December 31,

	2005 [a]	2004 [a]	2003 [b]	2002 [c]	2001 [c]

Selected Operating Results:
Net sales	$70,626	$52,892	$48,893	$59,801	$54,726

Gross profit	$19,961	$14,370	$14,050	$17,437	$15,384

Earnings before cumulative effect of change in accounting principle	$2,084	$214	$61	$1,345	$1,206
Cumulative effect of change in accounting principle [d]	-	-	-	(492)	-

Net earnings	$2,084	$214	$61	$853	$1,206

Basic and diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$1.22	$.13	$.04	$.79	$.70
Cumulative effect of change in accounting principle [d]	-	-	-	(.29)	-

Net earnings	$1.22	$.13	$.04	$.50	$.70

Basic and diluted weighted average shares outstanding	1,711	1,711	1,711	1,711	1,711

	As of December 31,

	2005	2004	2003	2002	2001

Selected Balance Sheet Data:
Current assets	$24,966	$17,837	$14,617	$15,602	$14,529
Current liabilities	15,323	10,306	7,590	8,461	8,603
Total assets	26,431	19,272	16,342	17,152	16,441
Total liabilities	15,381	10,306	7,590	8,461	8,603
Retained earnings	10,730	8,646	8,432	8,371	7,518
Stockholders’ equity	11,050	8,966	8,752	8,691	7,838

[a]	The 2005 and 2004 results include the increase in sales and profitability related to the cleanup efforts from the hurricanes in Louisiana and Florida, respectfully.

[b]	Sales to mold related jobs declined significantly in 2003 due to the reduction in insurance coverage for homeowners.

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

Introduction

The Company is a supplier of mainly safety related products and tools to workers involved in the construction, manufacturing and homeland security markets.  From seven fully-stocked distribution facilities/sales offices in the western and southwestern part of the United States, and one temporary facility in Louisiana to serve our customers helping with the aftermath of the hurricanes affecting the Gulf Coast region, the Company primarily distributes equipment and  commodity products to the local geographic areas surrounding its facilities.

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

•

Controlling Costs – To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets.  We continuously review our general and administrative costs making adjustments where appropriate.  Our ability to control costs can be affected by outside factors, such as the price of oil or other raw materials or increases in interest rates.  In addition, the cost to initially comply with Section 404 of SOX 404 is expected to total approximately $575,000 by December 31, 2007.  This cost will negate much of our cost reduction efforts to date.

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

•

Customer Base – While no customer represents 10% or more of the Company’s revenues, there are several large customers, especially at IESI.  The loss of one or more of those customers would have an impact on our revenue and profitability.  The Company intends to pursue additional customers in an attempt to lessen the impact of any one customer and improve on existing customer relationships.  While we intend to market our customer service in an attempt to obtain higher margins, obtaining market share generally has a negative effect on product margins.

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
o

Potential shortages in product lead to advance purchasing and maintaining higher levels of safety stock.  If there is little or no damage caused by a catastrophic event or if advance purchasing is too aggressive in estimated needs, the Company could be left with excess inventory.

•	Cash
o

Significant increases in revenues in a short period of time utilize the cash resources available to the Company as the inventory is purchased and paid for generally between 10 – 40 days, while the average collection period is generally more than 60 days.

	o	Advance purchases in anticipation of increased sales and possible shortages in supply elongates the cash cycle.
	o	As interest rates continue to rise, the higher borrowing levels normally associated with these events translate to higher interest expense.

•	Human Resources
	o	There is significant planning time involved in responding to these events that would normally be spent on other areas of the business.
	o	Immediate response to these disasters is handled by currently employed personnel which can detract from the service levels provided to our customer base in our other facilities.
	o	We have generally found a lack of human resource talent outside of the Company to meet the short-term needs demanded by our temporary facilities.
	o	Significant amounts of time are spent managing and projecting the cash flows to ensure cash resources are available.
	o	Fluctuations in financial results can result in extra requirements placed on the corporate staff as a result of comments, inquiries and compliance with regulatory agencies.

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

Overview of 2005 Results

•	Net sales increased 34% when compared to 2004.
•	Gross profit increased 39% when compared to 2004.
•	Selling, general and administrative costs increased 18% when compared to 2004.
•	Net income of $2,084,000 increased $1,870,000 when compared to 2004.

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

Results of Operations and Related Information

2005 Compared With 2004

Net Sales

Consolidated net sales increased 34% to $70,626,000 from 2004.  The Abatix operating segment net sales increased 34% to $67,058,000, while the IESI operating segment net sales to external customers increased 28% to $3,568,000.

•	The increase in sales at the Abatix operating segment resulted from:
o

increased sales, estimated to be approximately $9,000,000 in 2005, to the restoration market as a result of the potentially non-recurring weather related events in the Gulf Coast region; whereas sales related to the 2004 weather related events in Florida were estimated to be approximately $4,000,000,

	o	increased sales to the restoration market as a result of the potentially non-recurring weather related events in California,
	o	increased sales to the industrial manufacturing market as spending from manufacturing facilities have increased due to current state of the U.S. economy,
	o	increased sales to the construction market due to the current state of the real estate sector of the U.S. economy, and
	o	increased selling prices on many products resulting from increases in product costs from suppliers primarily due to the increase in raw material and transportation costs.
•	The increase in sales at the IESI operating segment resulted from market penetration at primarily two key customers and those customers’ ability to capture market share from competitors’ products.

Gross Profit

Consolidated gross profit of $19,961,000 increased 39% from 2004. Expressed as a percentage of sales, gross profit was 28.3% and 27.2% in 2005 and 2004, respectively
•	The increase in gross profit dollars is primarily a result of higher sales volume primarily to the restoration market.
•	The increase in the gross profit rate is primarily a result of product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $16,236,000 increased 18% from 2004. The significant changes are:
•	higher labor costs (21%) primarily as a result of higher commissions, bonuses, overtime and staffing levels to accommodate the higher sales volume,
•	higher freight costs as a result of the higher sales volume and higher fuel costs, and
•	costs of approximately $125,000 have been incurred to begin compliance with SOX 404, partially offset by
•	lower legal expenses.

Expressed as a percentage of sales, S,G&A expenses were 23.0% and 25.9% for 2005 and 2004, respectively.

Additional Statement of Operations Commentary

•

Operating profit of 5.3% of sales for 2005 improved from 1.2% of sales in 2004.  The Abatix segment operating profit of 4.3% of sales for 2005 improved from 0.3% of sales in 2004.  The IESI segment operating profit of 19.8% of sales in 2005 improved from 15.2% in 2004.

	o	The improvement at the Abatix segment is a result of higher sales volumes and pricing without a corresponding increase in general and administrative costs.
	o	The improvement at the IESI segment is primarily a result of higher sales volumes without the corresponding increase in general and administrative costs, partially offset by lower pricing.
•	Interest expense of $371,000 increased approximately $128,000 from 2004 primarily due to higher interest rates and higher line of credit balances.
•	Our effective tax rate was 38.0% in 2005, which compared with 47.7% in 2004. The effective rate in 2005 is lower than 2004 as a result of the following.
o

Certain federal deductions are added back to arrive at taxable income for Texas franchise tax purposes.  At lower pre-tax income levels, as in 2004, these add-backs have a larger impact on the effective rate.

	o	2004 includes a $20,000 additional tax expense as a result of an adjustment to the 2001 tax year.
•	Net earnings of $2,084,000 or $1.22 per share increased $1,870,000 from net earnings of $214,000 or $.13 per share in 2004. The increase in net earnings is primarily due to the higher sales volume.

2004 Compared With 2003

Net Sales

Consolidated net sales increased 8% to $52,892,000 from 2003.  The Abatix operating segment net sales increased 7% to $50,106,000, while the IESI operating segment net sales to external customers increased 42% to $2,786,000.

•	The increase in sales at the Abatix operating segment resulted from:
	o	increased sales, estimated to be approximately $4,000,000, to the restoration market as a result of the hurricanes in Florida,
	o	increased sales to the homeland security market as Abatix was successful on several governmental bids, and
	o	increased sales to the industrial manufacturing market, as spending from manufacturing facilities increased due to the economic recovery.
•	The increase in sales at the IESI operating segment resulted from market penetration at a few key customers and those customers’ ability to capture market share from competitors’ products.

Gross Profit

Consolidated gross profit of $14,370,000 increased 2% from 2003. Expressed as a percentage of sales, gross profit was 27.2% and 28.7% in 2004 and 2003, respectively.
•	The increase in gross profit dollars resulted from higher sales volume to the restoration and homeland security markets.
•	The decrease in the gross profit rate resulted from:
	o	increased sales to homeland security customers which were at lower margins, and
	o	competitive pressures in several of the Company’s markets resulting in lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $13,720,000 increased slightly over 2003. The significant changes are:
•	lower labor costs (8%) as a result of adjustments to staffing levels since the third quarter of 2003, partially offset by
•	increased legal costs related to the litigation.

Expressed as a percentage of sales, S,G&A expenses were 25.9% and 28.1% for 2004 and 2003, respectively.

Additional Statement of Operations Commentary

•

Operating profit of 1.2% of sales for 2004 improved from 0.7% of sales in 2003.  The Abatix segment operating profit of 0.3% of sales for 2004 improved from an operating loss of (0.1%) of sales in 2003.  The IESI segment operating profit of 15.2% of sales in 2004 declined from 15.4% in 2003.

	o	The improvement at the Abatix segment resulted from higher sales volumes without a corresponding increase in general and administrative costs, partially offset by lower product margins.
	o	The decline at the IESI segment primarily resulted from lower product margins, partially offset by higher sales volume without a corresponding increase in general and administrative costs.
•	Interest expense of $243,000 increased approximately $64,000 from 2003 primarily due to higher line of credit balances and higher interest rates.
•	Our effective tax rate was 47.7% in 2004, which compared with 60.2% in 2003. Although the effective rate in 2004 is lower than 2003, it is higher than normal as a result of the following.
o

Certain federal deductions are added back to arrive at taxable income for Texas franchise tax purposes.  At lower pre-tax income levels, as in both 2004 and 2003, these add-backs have a larger impact on the effective rate.

	o	2004 includes a $20,000 additional tax expense as a result of an adjustment to the 2001 tax year.
•

Net earnings of $214,000 or $.13 per share increased $153,000 from net earnings of $61,000 or $.04 per share in 2003.  The increase in net earnings is primarily due to the higher sales volume, partially offset by lower margins.

Liquidity and Capital Resources

Cash used in operations during 2005 of $3,482,000 compared to cash used in operations during 2004 of $691,000.
•	Accounts receivable
	o	Gross accounts receivable increased 26% since June 30, 2005 and 31% since 2004 year-end as sales in the third and fourth quarters of 2005 were higher than normal.
o

A significant portion, approximately 41%, of the receivables balance is held by ten companies, with the largest company comprising approximately 23% of the receivables balance.  While these companies are long-term customers of Abatix and payment in full is expected, non-payment or delays in payment of these balances owed would have a significant negative impact on the cash flows of the Company.

•	Gross inventory increased 25% since June 30, 2005 and 47% since 2004 year-end. This increase is a result of:
	o	an increase in stocking levels ahead of price increases on several products, and
	o	inventory held in Louisiana in anticipation of further hurricane related work to be done in the Gulf Coast region.

•	These uses of cash were mostly offset by the:
	o	net earnings,
	o	increase in accrued expenses, and
	o	non-cash charges to earnings.

Cash requirements for investing activities during 2005 of $477,000 increased by $314,000 when compared to 2004.  These requirements were primarily the purchase of corporate and delivery vehicles, computer hardware and software, new furniture and warehouse equipment related to the move of a branch into a new facility and necessary items to make our temporary facility in Louisiana operational.  Purchases in 2006 are estimated to be approximately $600,000 and will primarily include replacement of vehicles and computers, and potentially some additional productivity software.

The Company has a $12,000,000 working capital line of credit with its financial institution and a $500,000 capital equipment credit facility.
•	Based on the borrowing formula calculated as of February 28, 2006, the Company had the capacity to borrow up to a maximum of $10,100,000 on its working capital line.
•	As of March 17, 2006, there are advances of $6,077,000 outstanding on the working capital credit facility.
•	As of March 17, 2006 there are advances of $77,000 outstanding on the capital equipment credit facility.
•	Both credit facilities expire in October 2007 and bear a variable rate of interest tied to the prime rate. Although, the Company, at its option, can convert the loan to a Libor rate loan.
•	The equipment facility is payable on demand.
•	The majority of the Company’s credit facilities are at one financial institution. There is risk associated with having the majority of the Company’s relationship with one financial institution.

Contractual Obligations

The following table presents the Company’s total contractual obligations as of December 31, 2005 for which cash flows are fixed or determinable (in thousands).

	2006	2007	2008	2009	2010	2011	Total

Contractual obligations:
Operating leases	$1,056	$475	$295	$263	$158	$12	$2,259
Working capital line of credit	9,843	—	—	—	—	—	9,843
Equipment notes	49	36	13	9	1	—	108
Employment contracts	584	—	—	—	—	—	584
Open purchase orders	838	—	—	—	—	—	838
Office equipment leases	19	19	19	9	—	—	66

Total contractual obligations	$12,389	$530	$327	$281	$159	$12	$13,698

Commentary:
•

Even though the Company’s working capital line of credit agreement has a maturity date of October 2007, there is no defined payment schedule.  Therefore, this line of credit is classified as a current liability on the Consolidated Balance Sheets. In addition, the above amount does not include a contractual obligation related to the interest since the interest rate is variable and the working capital line of credit balance fluctuates, therefore making the interest component not fixed and determinable.

•

The Company’s equipment notes are comprised of term notes of 24 to 60 months in length.  Certain of these term notes also have a call feature, and are therefore classified as current liabilities on the Consolidated Balance Sheets.  The other term notes with no call feature are properly classified between the current liabilities and non-current liabilities sections on the Consolidated Balance Sheets.

•	The employment agreements with the Chief Executive, Operating and Financial Officers were effective on January 1, 2005 and expire on December 31, 2006.
•	The open purchase orders represent amounts the Company anticipates will become payable within the next year for saleable product.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known.  The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used.  The critical judgments by management relate to allowance for doubtful accounts; excess and obsolete inventory; depreciation, amortization and impairment testing for property and equipment; deferred tax assets and potential income tax assessments; and retained insurance risks.  The Company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

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

Deferred Tax Assets and Potential Income Tax Assessments

As of December 31, 2005, the Company has recorded a net deferred tax asset. In determining the valuation allowances to establish against these deferred tax assets, if any, the Company considers many factors, including the specific taxing jurisdiction, income tax strategies and forecasted earnings. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Retained Insurable Risks

The Company has elected to self insure for health care related costs, but does have catastrophic coverage.  The accrued liabilities for incurred but not reported events are based upon historical loss patterns and management’s judgment.

New Accounting Standards

On December 19, 2005, the Financial Accounting Standards Board (“FASB”) posted the final FASB Staff Position (“FSP”) No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.”  This FSP defines loan products that may give rise to concentrations of credit risk as being loan products whose contractual features may increase the exposure of the originator, holder, investor, guarantor, or service to risk of nonpayment or realization.  The Company does not expect any impact to its financial statements from this FSP.

On January 25, 2006, the FASB issued an Exposure Draft, “The Fair Value Option for Financial Assets and Liabilities.”  This Exposure Draft would provide companies with the option to report selected financial assets and liabilities at fair value with the changes in fair value included in earnings.  This proposed standard seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules.  The Company does not expect any impact to its financial statements from this Exposure Draft, if adopted in its current state.

On February 3, 2006, the FASB posted the final FSP No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  This FSP amends paragraphs 32 and A229 of FASB Statement No. 123R.  This FSP is to be applied on the initial adoption of FASB Statement No. 123R.  The Company does not expect any impact to its financial statements from this FSP.

On February 16, 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement, which amends Statement No. 133 and No. 140, (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect any impact to its financial statements from this Statement.

Business Outlook

Our goal for 2006 is to produce revenue growth, exclusive of the non-recurring revenues in Louisiana in 2005, as it is vital to our long-term success.
•

We are anticipating the industrial manufacturing and construction markets to remain steady or improve slightly as the general economy and, in particular, the real estate market, have stabilized.  However, recent increases in interest rates and the cost of materials for real estate projects could negatively impact those segments and the economy in general.

•

We anticipate growth in the environmental market, and in particular, the restoration subset of that market.  However, year over year growth in 2006 will be difficult because of the positive impact on our business, estimated at approximately $9,000,000, from the hurricanes in 2005.

•	We do not expect much growth in the homeland security market. However, we will continue to seek both public and private sector opportunities.
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

Overall margins for 2006 are anticipated to be in the 27 – 28% range.
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

•	In 2005, the Company began its work to comply with SOX 404. The Company currently estimates that it will incur in excess of $575,000 in costs, most of which are external costs, related to this work.
•

As was the case in Florida in February 2005, if the revenue stream for the temporary office in Ponchatoula does not support the continued operation of that facility, we are prepared to close it.  Depending on the timing, a decision to close the facility could result in a charge to earnings.

•	Unless revenues improve significantly and are sustainable, S,G&A expenses are estimated to be in the 24 – 25% range for 2006.
•

The Company’s credit facilities are variable rate notes tied to the lending institution’s prime or Libor rates.  Increases in these rates have already and could continue to negatively affect the Company’s earnings.

Depending on many factors, including the timing of sales, cash flow from operations for the entire year of 2006 is expected to be positive as the Company collects the receivables from the sales increase in the last half of 2005, improvements are made to inventory and purchasing and there is further refinement in our cost structure.

•

Unless the Company employs a more aggressive growth strategy, management believes the Company’s current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

•

The Company’s accounts receivable collection days have improved slightly over the past twelve months after increasing slightly in the previous year.  The Company believes its allowance for bad debts is sufficient to cover any anticipated losses.

•

The Company’s inventory turns have declined slightly over the past twelve months after improving in the previous year.  The decline is primarily a result of the inventory levels in anticipation of continued sales in the areas impacted by the hurricanes in 2005. Continued work in reducing inventory levels is still needed; however, the Company believes its allowance for inventory obsolescence is sufficient to cover any lower of cost or market issues.

•

A new location would require approximately $100,000 in fixed asset purchases, comprised of computers, office furniture, warehouse racking and potentially a delivery vehicle.  In addition, cash will also be required to stock this location with product and to finance the customers’ purchases.  Cash flow from operations and borrowings on our lines of credit would most likely be used to finance any new location.

•

Unless the Company’s stock could be used as currency, any acquisitions would most likely require the raising of capital as the borrowing capacity on the lines of credit and the cash flow from operations would most likely not be sufficient to support an acquisition of reasonable size.

•	The Company currently estimates that it will incur approximately $450,000 in additional costs through 2007 related to the implementation of SOX 404.

Information Concerning Forward-Looking Statements

Certain statements contained herein, among other things, are of a forward-looking nature relating to future events or the future business performance of Abatix.  Such statements involve a number of risks and uncertainties including, without limitation, the occurrence, timing and property devastation of disasters; global, national and local economic and political conditions; changes in laws and regulations relating to the Company’s products and the import of such products; market acceptance of new products; existence or development of competitive products the Company represents that outperform current product lines or are priced more competitively; inability to hire and train quality people or retain current employees; changes in interest rates; the financial status of and relationships with key customers and vendors; efforts to control and/or reduce costs; fluctuations in oil prices; or the Company’s success in the process of management’s assessment and auditor attestation of internal controls, as required by the SOX 404.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Since the Company’s working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk.  Based on the Company’s debt at December 31, 2005 and 2004, an increase of 100 basis points in the United States prime rate would have negatively impacted the Company’s net earnings for the years then ended by $61,000 and $27,000, respectively.

Item 8.	Consolidated Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data are included under Item 15(a)(l) and (2) of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Internal Control over Financial Reporting

The Company is currently undergoing a comprehensive effort to ensure compliance with the regulations under SOX 404 that take effect for the Company’s fiscal year ending December 31, 2007.  This effort includes internal control documentation and review under the direction of senior management.  In the course of its ongoing evaluation, management has identified certain areas requiring improvement, which the Company is addressing.  Management routinely reviews potential internal control issues with the Company’s Audit Committee.

Changes in Internal Control

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

This Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2005.

Item 11.	Executive Compensation.

This Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2005.

Item 13.	Certain Relationships and Related Transactions.

This Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2005.

Item 14.	Principal Accounting Fees and Services.

This Item 14 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2005.

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

(4)(a)	Specimen Certificate of Common Stock filed as Exhibit (4)(a) to the Registration Statement on Form S-18, filed January 8, 1989, and herein incorporated by reference.

(4)(b)	Specimen of Redeemable Common Stock Purchase Warrant filed as Exhibit (4)(b) to the Registration Statement on Form S-18, filed February 9, 1989, and herein incorporated by reference.

(10)(a)(v)	Employment Agreement with Terry W. Shaver effective January 1, 2005 filed as Exhibit (10)(a)(v) to the Form 10-K for the year ended December 31, 2004, and herein incorporated by reference.
.
(10)(b)(v)	Employment Agreement with Gary L. Cox effective January 1, filed as Exhibit (10)(b)(v) to the Form 10-K for the year ended December 31, 2004, and herein incorporated by reference..

(10)(c)(i)	Employment Agreement with Frank J. Cinatl, IV effective January 1, filed as Exhibit (10)(c)(v) to the Form 10-K for the year ended December 31, 2004, and herein incorporated by reference..

(10)(e)(iv)

Credit Facility, Master Revolving Note and Advance Formula Agreement with Comerica Bank-Texas dated October 14, 2005 filed as Exhibit 99 to the Report on Form 8-K on October 19, 2005, and herein incorporated by reference.

(14)	Code of Business Conduct and Ethics for Directors, Officers and Employees filed as Exhibit 99 to the Report on Form 8-K on May 10, 2004, and herein incorporated by reference.

(22)	Information Statement dated September 1, 1995 filed as Exhibit (22) to the Report on Form 10-K for the year ended December 31, 1995, and herein incorporated by reference.

(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*

(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

(32.1)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

(32.2)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

(99.1)	Audit Committee Charter filed as Exhibit 99.1 to the Report on Form 8-K on June 7, 2005, and herein incorporated by reference.

(99.2)	Compensation Committee Charter filed as Exhibit 99.2 to the Report on Form 8-K on June 7, 2005, and herein incorporated by reference.

(99.3)	Nominating and Corporate Governance Committee Charter filed as Exhibit 99.3 to the Report on Form 8-K on June 7, 2005, and herein incorporated by reference.

*	Filed herewith as part of the Company’s electronic filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 21st day of March, 2006.

ABATIX CORP.

By:	/s/ Terry W. Shaver

Terry W. Shaver
President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Terry W. Shaver	President, Chief Executive Officer	March 21, 2006
and Director (Principal Executive Officer)
Terry W. Shaver

/s/ Gary L. Cox	Executive Vice President,	March 21, 2006
Chief Operating Officer and Director
Gary L. Cox

/s/ Frank J. Cinatl	Vice President and Chief Financial Officer	March 21, 2006
(Principal Financial and Accounting Officer)
Frank J. Cinatl, IV

/s/ Donald N. Black	Director	March 21, 2006

Donald N. Black

/s/ Eric A. Young	Director	March 21, 2006

Eric A. Young

/s/ A. David Cook	Director	March 21, 2006

A. David Cook

ABATIX CORP. AND SUBSIDIARY

All other schedules have been omitted as the required information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Abatix Corp.:

We have audited the accompanying consolidated balance sheets of Abatix Corp. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Corp. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
March 10, 2006

ABATIX CORP. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

Assets
Current assets:
Cash	$790,097	$338,443
Trade accounts receivable, net of allowance for doubtful accounts of $663,300 in 2005 and $368,874 in 2004	12,029,054	9,303,140
Inventories	10,842,852	7,199,841
Prepaid expenses and other assets	861,480	680,745
Deferred income taxes (note 4)	440,646	309,841
Receivables from employees	1,630	5,427

Total current assets	24,965,759	17,837,437
Property and equipment, net (note 2)	1,034,248	987,694
Deferred income taxes (note 4)	328,067	364,343
Other assets	103,649	82,450

	$26,431,723	$19,271,924

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long term debt (note 3)	$9,892,501	$5,539,736
Accounts payable	3,419,561	3,618,564
Accrued compensation	413,506	131,935
Other accrued expenses	1,597,145	1,015,473

Total current liabilities	15,322,713	10,305,708
Long term debt	58,534	—

Total liabilities	15,381,247	10,305,708

Stockholders’ equity (note 5):
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; issued 2,437,314 shares in 2005 and 2004	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	10,730,821	8,646,561
Treasury stock at cost, 726,166 common shares in 2005 and 2004	(2,257,342)	(2,257,342)

Total stockholders’ equity	11,050,476	8,966,216
Commitments and contingencies (note 9)

	$26,431,723	$19,271,924

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net sales	$70,626,403	$52,892,213	$48,893,420
Cost of sales	(50,665,826)	(38,521,908)	(34,843,222)

Gross profit	19,960,577	14,370,305	14,050,198
Selling, general and administrative expenses	(16,236,361)	(13,719,943)	(13,718,525)

Operating profit	3,724,216	650,362	331,673
Other income (expense):
Interest expense	(370,655)	(242,643)	(178,857)
Other, net	5,507	1,763	773

Earnings before income taxes	3,359,068	409,482	153,589
Income tax expense (note 4)	(1,274,808)	(195,317)	(92,398)

Net earnings	$2,084,260	$214,165	$61,191

Basic and diluted earnings per common share:
Net earnings	$1.22	$.13	$.04

Basic and diluted weighted average shares outstanding	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-in Capital
					Treasury Stock		Total Equity
	Shares Issued			Retained Earnings
		Amount			Shares	Amount

Balance at December 31, 2002	2,437,314	$2,437	$2,574,560	$8,371,205	726,166	$(2,257,342)	$8,690,860
Net earnings	—	—	—	61,191	—	—	61,191

Balance at December 31, 2003	2,437,314	2,437	2,574,560	8,432,396	726,166	(2,257,342)	8,752,051
Net earnings	—	—	—	214,165	—	—	214,165

Balance at December 31, 2004	2,437,314	2,437	2,574,560	8,646,561	726,166	(2,257,342)	8,966,216
Net earnings	—	—	—	2,084,260	—	—	2,084,260

Balance at December 31, 2005	2,437,314	$2,437	$2,574,560	$10,730,821	726,166	$(2,257,342)	$11,050,476

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$2,084,260	$214,165	$61,191
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	423,472	462,437	426,318
Deferred income taxes	(94,529)	(71,914)	(5,556)
Provision for losses on receivables	672,463	416,026	265,289
Provision for obsolescence of inventory	252,824	151,720	141,280
Loss on disposal of assets	11,078	1,261	2,354
Changes in operating assets and liabilities:
Receivables	(3,398,377)	(2,531,603)	939,448
Inventories	(3,895,835)	(1,397,147)	69,431
Prepaid expenses and other assets	(180,735)	161,753	(56,308)
Refundable income taxes	—	204,894	(182,481)
Other assets, primarily deposits	(21,199)	(2,000)	(3,708)
Accounts payable	(199,003)	1,108,245	(27,528)
Accrued expenses	863,243	591,293	(382,954)

Net cash (used in) provided by operating activities	(3,482,338)	(690,870)	1,246,776

Cash flows from investing activities:
Purchase of property and equipment	(481,804)	(157,784)	(630,365)
Proceeds from the disposal of fixed assets	700	—	—
Advances to employees	(1,063)	(8,997)	(4,671)
Collection of advances to employees	4,860	3,570	5,946

Net cash used in investing activities	(477,307)	(163,211)	(629,090)

Cash flows from financing activities:
Borrowings on notes payable	25,184,279	16,248,866	14,347,800
Repayments on notes payable	(20,772,980)	(15,232,420)	(14,809,050)

Net cash provided by (used in) financing activities	4,411,299	1,016,446	(461,250)

Net increase in cash	451,654	162,365	156,436
Cash at beginning of year	338,443	176,078	19,642

Cash at end of year	$790,097	$338,443	$176,078

See accompanying notes to consolidated financial statements.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

	(a)	General

Abatix Corp. (“Abatix”) and subsidiary (collectively, the “Company”) market and distribute personal protection and safety equipment and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry.  At December 31, 2005, the Company operated seven sales and distribution centers in five states and a temporary facility in Louisiana.  Abatix’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through Abatix’s distribution channels and through other distributors.

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

ABATIX CORP AND SUBSIDIARY

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

Revenue is recognized when the goods are shipped. Shipping fees billed to customers are included in net sales.  The costs related to these shipping fees, which are included in selling, general and administrative expense, were $1,641,000, $1,262,000 and $1,160,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(f)	Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive potential common shares.  As of December 31, 2005, 2004 and 2003, there were no dilutive securities outstanding.  Basic earnings per share and diluted earnings per share amounts were equal for the years ended December 31, 2005, 2004, and 2003.

(g)	Statements of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.  The Company held no cash equivalents at December 31, 2005 or 2004.

The Company paid interest of $381,116, $233,259 and $181,214 in 2005, 2004, and 2003, respectively, and income taxes of $989,749, $32,139 and $294,812 in 2005, 2004, and 2003, respectively.

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

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(i)	New Accounting Standards

On December 19, 2005, the Financial Accounting Standards Board (“FASB”) posted the final FASB Staff Position (“FSP”) No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.”  This FSP defines loan products that may give rise to concentrations of credit risk as being loan products whose contractual features may increase the exposure of the originator, holder, investor, guarantor, or service to risk of nonpayment or realization.  The Company does not expect any impact to its financial statements from this FSP.

On January 25, 2006, the FASB issued an Exposure Draft, “The Fair Value Option for Financial Assets and Liabilities.”  This Exposure Draft would provide companies with the option to report selected financial assets and liabilities at fair value with the changes in fair value included in earnings.  This proposed standard seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules.  The Company does not expect any impact to its financial statements from this Exposure Draft, if adopted in its current state.

On February 3, 2006, the FASB posted the final FSP No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  This FSP amends paragraphs 32 and A229 of FASB Statement No. 123R.  This FSP is to be applied on the initial adoption of FASB Statement No. 123R.  The Company does not expect any impact to its financial statements from this FSP.

On February 16, 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement, which amends Statement No. 133 and No. 140, (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect any impact to its financial statements from this Statement.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2)	Property and Equipment

Property and equipment consists of the following at December 31, 2005 and 2004:

	Estimated Useful Life	2005	2004

Furniture and equipment	3 - 5 years	$3,013,540	$2,689,517
Transportation equipment	3 - 5 years	473,770	433,811
Leasehold improvements	3 - 5 years	507,977	456,751

		3,995,287	3,580,079
Less accumulated depreciation and amortization		(2,961,039)	(2,592,385)

Net property and equipment		$1,034,248	$987,694

(3)	Notes Payable

At December 31, 2005, the Company has a $12,000,000 working capital line of credit and a $500,000 capital equipment facility with its financial institution.  The working capital facility allows the Company to borrow up to 80% of the book value of eligible trade receivables plus the lesser of 40% of eligible inventory or $3,000,000, up to a maximum of $12,000,000.  The capital equipment facility provides for individual borrowings at 80% of the purchased equipment’s cost.  These credit facilities are secured by accounts receivable, inventories and equipment.

•	Based on the borrowing formula calculated as of December 31, 2005, the Company had the capacity to borrow up to the maximum of $11,500,000 on its working capital line.
•	As of December 31, 2005, there are advances of $9,843,000 outstanding on the working capital credit facility.
•	As of December 31, 2005 there are advances of $54,000 outstanding on the capital equipment credit facility.
•	As of December 31, 2005 and 2004, the Company’s rate of interest on these agreements was 6.75% and 5.00%, respectively.
•	Both credit facilities expire in October 2007.
•	Since there is no defined payment schedule for the working capital line of credit, it is classified as a current liability on the Consolidated Balance Sheets.
•	Although the terms of the equipment facility range from twenty-four to sixty monthly installments of principal and interest, this facility is payable on demand.
•

Both credit facilities bear a variable rate of interest tied to the prime rate.  The working capital line of credit also gives the Company the ability, at its option, to convert a portion of its prime based loan to a Libor based loan.

•

The Company’s credit facilities are currently at one financial institution.  Although the Company has relationships with two financial institutions, none of its credit facilities are at the second institution.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company has two notes payable to Ford Motor Credit Corporation secured by two of the Company’s vehicles.  The first note is for 36 months, maturing in February 2008, and carries a 0% interest rate.  At December 31, 2005, the balance owed was approximately $33,000.  The second note is for 60 months, maturing in February 2010, and carries a 0% interest rate.  At December 31, 2005, the balance owed was approximately $21,000.

(4)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of:

	2005	2004	2003

Current:
Federal	$1,159,855	$215,012	$68,324
State	209,482	52,219	29,630
Deferred:
Federal	(80,350)	(61,127)	(4,722)
State	(14,179)	(10,787)	(834)

Total income tax expense	$1,274,808	$195,317	$92,398

A reconciliation of expected federal income tax expense (based on the U.S. corporate income tax rate of 34%) to actual income tax expense for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003

Expected income tax expense	$1,142,083	$139,224	$52,220
State income taxes, net of related federal tax benefit	128,900	27,345	19,006
Nondeductible meals, entertainment expense	18,742	7,160	16,780
Other	(14,917)	21,588	4,392

Actual income tax expense	$1,274,808	$195,317	$92,398

The state income taxes in 2004 and 2003 are higher than expected because Texas is not a unitary state and excludes certain deductions in calculating the Texas franchise tax.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 follow:

	2005	2004

Deferred tax assets:
Allowance for doubtful accounts	$265,321	$147,144
Inventory	291,930	303,159
Goodwill	273,907	306,618
Property and equipment, principally due to differences in depreciation	54,160	57,725

Total gross deferred tax assets	885,318	814,646
Deferred tax liabilities – prepaid expenses	(116,605)	(140,462)

Net deferred tax assets	$768,713	$674,184

Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets.  Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

(5)	Stockholders’ Equity

The Board of Directors had previously authorized the acquisition of up to 726,500 shares of the Company’s common stock.  To date, the Company has acquired 726,166 shares (the last purchase was in 1999) that are held as treasury shares.  In May 2005, the Board of Directors officially closed this repurchase plan.

(6)	Benefit Plans

The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company deduct and contribute a portion of their compensation to the plan.  The Company, at its discretion, matches a portion of employee contributions to the plan.  Contributions by the Company to the 401(k) plan aggregated $92,432, $77,823 and $115,262 during 2005, 2004 and 2003, respectively.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7)	Fair Value of Financial Instruments

The reported amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.  The carrying value of notes payable to bank approximates fair value because these instruments bear interest at current market rates.  Although the notes payable to Ford Motor Credit Corporation bear zero interest, the current balance of the notes approximates fair value because of their short term, small balance and the fact that current market interest rates are low.

(8)	Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products.  The Company’s reportable segments consist of Abatix and IESI.  The Abatix operating segment includes the Company’s corporate operations, seven aggregated branches and the temporary facility, which are principally engaged in distributing environmental, safety, homeland security and construction equipment and supplies to contractors and industrial manufacturing facilities in the western half of the United States.  The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix.  The IESI operating segment distributes products throughout the United States and Caribbean.

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

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant noncash items.

	Abatix	IESI	Totals

2005
Sales from external customers	$67,058,222	$3,568,181	$70,626,403
Intersegment sales	—	849,205	849,205
Interest expense	370,655	—	370,655
Depreciation and amortization	416,067	7,405	423,472
Segment profit	2,857,589	874,573	3,732,162
Segment assets	25,158,984	1,355,270	26,514,254
Capital expenditures	477,787	4,017	481,804
2004
Sales from external customers	$50,105,619	$2,786,594	$52,892,213
Intersegment sales	—	567,399	567,399
Interest expense	242,643	—	242,643
Depreciation and amortization	456,597	5,840	462,437
Segment profit	148,990	509,778	658,768
Segment assets	17,679,153	1,757,079	19,436,232
Capital expenditures	157,784	—	157,784
2003
Sales from external customers	$46,932,862	$1,960,558	$48,893,420
Intersegment sales	—	565,157	565,157
Interest expense	178,857	—	178,857
Depreciation and amortization	424,915	1,403	426,318
Segment (loss) profit	(38,545)	388,443	349,898
Segment assets	14,900,767	1,519,044	16,419,811
Capital expenditures	612,415	17,950	630,365

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

Below is a reconciliation of (i) total segment profit to operating profit on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented.  The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	2005	2004	2003

Profit for reportable segments	$3,732,162	$658,768	$349,898
Elimination of intersegment profits	(7,946)	(8,406)	(18,225)

Operating profit	$3,724,216	$650,362	$331,673

Total assets for reportable segments	$26,514,254	$19,436,232	$16,419,811
Elimination of intersegment assets	(82,531)	(164,308)	(78,036)

Total assets	$26,431,723	$19,271,924	$16,341,775

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its permanent distribution centers in Texas, California, Arizona, Washington and Nevada and its temporary facility in Louisiana.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts.  During 2005, 2004 and 2003, no single customer accounted for more than 10% of net sales, although sales to environmental contractors, which include sales to contractors responding to the effects of hurricanes in both 2005 and 2004, were approximately 53%, 46% and 47% of consolidated net sales in 2005, 2004 and 2003, respectively.  A reduction in spending on environmental projects could significantly impact sales.

Because of the substantial increase in sales, primarily as a result of the 2005 hurricanes affecting the Gulf Coast region, several customers of Abatix purchased substantial amounts of product late in the third quarter and in the fourth quarter.  These large purchases resulted in significant receivable balances from these customers.  The top ten companies owing money to the Company make up approximately 41% of the total receivable balance, with the largest customer accounting for approximately 23%.  No other customer accounted for more than 6% of our receivables balance.  All of these accounts have been customers of the Company for more than three years, with several being customers of the Company for more than ten years.  Non-payment by any one of these accounts would have a significant negative impact on the cash flows of the Company.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

Although no vendor’s products accounted for more than 10% of the Company’s sales, three product classes (groupings of similar products) accounted for greater than 10% of sales in 2005.
•

The first product class, plastic sheeting and bags, accounted for approximately 17%, 16% and 9% of net sales in 2005, 2004 and 2003, respectively.  A major component of these products is petroleum.  Further increases in oil prices or further shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

•

The second product class, disposable clothing, accounted for approximately 13%, 12% and 13% of net sales in 2005, 2004 and 2003, respectively.  A majority of these products are produced internationally, predominantly in China.  Changes in political climates could impact our ability to obtain these products from our current source.

•

The third product class, abatement and restoration equipment, accounted for approximately 13%, 8% and 8% of net sales in 2005, 2004 and 2003, respectively.  This product class is made up of many vendors with many dissimilar products.

(9)	Commitments and Contingencies

The Company leases warehouse and office facilities and certain office equipment under long-term noncancelable operating leases expiring at various dates through January 2011.  The following is a schedule of future minimum lease payments under these leases as of December 31, 2005:

2006	$1,074,989
2007	494,081
2008	313,852
2009	271,616
2010	157,574
Thereafter	12,061

$2,324,173

Rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $1,258,912, $1,261,156 and $1,181,499, respectively.

The Company has employment agreements with three officers that were effective on January 1, 2005 and expire at the end of 2006.  The agreements provide for minimum aggregate cash compensation of $583,500 in 2006.

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

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

(10)	Selected Quarterly Data (unaudited)

	Quarter

	First	Second	Third [a]	Fourth [a]	Total

2005
Net sales	$14,726,765	$16,027,711	$20,148,247	$19,723,680	$70,626,403
Gross profit	4,141,745	4,389,450	5,969,217	5,460,165	19,960,577
Operating profit	389,032	649,914	1,626,295	1,058,975	3,724,216
Net earnings	198,315	349,713	981,348	554,884	2,084,260
Basic and diluted earnings per common share	.12	.20	.57	.32	1.22
2004
Net sales	$11,972,318	$12,464,008	$14,408,758	$14,047,129	$52,892,213
Gross profit	3,210,102	3,345,435	3,955,350	3,859,418	14,370,305
Operating (loss) profit	(97,334)	(277,821)	516,518	508,999	650,362
Net (loss) earnings	(120,054)	(202,737)	282,612	254,344	214,165
Basic and diluted (loss) earnings per common share	(.07)	(.12)	.17	.15	.13

[a] The growth in revenues and profitability in the third and fourth quarters of 2005 and 2004 is primarily a result of the clean up following the hurricanes that hit the Gulf Coast in 2005 and the hurricanes in Florida in 2004.

Schedule II

ABATIX CORP. AND SUBSIDIARY

Valuation and Qualifying Accounts
Years ended December 31, 2005, 2004 and 2003

	Balance at beginning of year	Additions charged to costs and expenses	Other	Deductions		Balance at end of year

Year ended December 31:
Allowance for Doubtful Accounts:
2005	$368,074	672,463	—	377,237	A	$663,300

2004	$277,830	416,026	—	325,782	A	$368,074

2003	$390,910	265,289	—	378,369	A	$277,830

Inventory Reserve:
2005	$476,424	252,824	—	267,554	B	$461,694

2004	$454,699	151,720	—	129,995	B	$476,424

2003	$398,528	141,280	—	85,109	B	$454,699

A	Represents the write-off of uncollectible accounts.
B	Represents the disposal of obsolete inventory.

S-1