Form 10-Q
period 2006-03-31
ABATIX CORP
filed 2006-05-09
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Common stock outstanding at May 8, 2006 was 1,711,148.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Current assets:
Cash	$500,131	$790,097
Trade accounts receivable, net of allowance for doubtful accounts of $717,508 in 2006 and $663,300 in 2005	8,956,921	12,029,054
Inventories	10,124,335	10,842,852
Prepaid expenses and other assets	551,394	861,480
Deferred income taxes	550,634	440,646
Receivables from employees	971	1,630

Total current assets	20,684,386	24,965,759
Property and equipment, net of accumulated depreciation of $2,946,254 in 2006 and $2,961,039 in 2005	967,552	1,034,248
Deferred income taxes	324,224	328,067
Other assets	122,603	103,649

	$22,098,765	$26,431,723

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long term debt	$5,943,071	$9,892,501
Accounts payable	3,418,934	3,419,561
Accrued compensation	283,207	413,506
Other accrued expenses	1,134,168	1,597,145

Total current liabilities	10,779,380	15,322,713
Long term debt	48,912	58,534

Total liabilities	10,828,292	15,381,247

Stockholders’ equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; 2,437,314 shares issued in 2006 and 2005	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	10,950,818	10,730,821
Treasury stock at cost, 726,166 common shares in 2006 and 2005	(2,257,342)	(2,257,342)

Total stockholders’ equity	11,270,473	11,050,476
Commitments and contingencies

	$22,098,765	$26,431,723

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Net sales	$16,606,330	$14,726,765
Cost of sales	(11,966,967)	(10,585,020)

Gross profit	4,639,363	4,141,745
Selling, general and administrative expenses	(4,152,885)	(3,752,713)

Operating profit	486,478	389,032
Other income (expense):
Interest expense	(130,280)	(62,584)
Other, net	4,564	2,068

Earnings before income taxes	360,762	328,516
Income tax expense	(140,765)	(130,201)

Net earnings	$219,997	$198,315

Basic and diluted earnings per common share:
Net earnings	$.13	$.12

Basic and diluted weighted average shares outstanding (note 2)	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net earnings	$219,997	$198,315
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	118,871	105,010
Deferred income taxes	(106,145)	52,920
Provision for losses on receivables	83,842	151,199
Provision for obsolescence of inventory	34,260	43,752
Loss (gain) on disposal of assets	551	(701)
Changes in operating assets and liabilities:
Receivables	2,988,291	733,879
Inventories	684,257	(766,863)
Prepaid expenses and other assets	310,086	110,807
Other assets, primarily deposits	(18,954)	455
Accounts payable	(627)	(47,185)
Accrued expenses	(593,276)	(120,708)

Net cash provided by operating activities	3,721,153	460,880

Cash flows from investing activities:
Purchase of property and equipment	(52,726)	(80,852)
Advances to employees	(363)	(530)
Collection of advances to employees	1,022	2,630

Net cash used in investing activities	(52,067)	(78,752)

Cash flows from financing activities:
Borrowings on notes payable to bank	3,259,179	4,939,046
Repayments on notes payable to bank	(7,218,231)	(5,306,970)

Net cash used in financing activities	(3,959,052)	(367,924)

Net (decrease) increase in cash	(289,966)	14,204
Cash at beginning of period	790,097	338,443

Cash at end of period	$500,131	$352,647

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)          Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry.  At March 31, 2006, the Company operated seven sales and distribution centers in five states and a temporary facility in Louisiana.  In response to the summer 2004 hurricanes in Florida, the Company operated a temporary facility in Tampa from August 2004 until February 2005.

The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 contains a description of the Company’s significant accounting policies.  Since December 31, 2005, there have been no changes in our critical accounting policies and no significant changes to our assumptions and estimates related to them.

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

(2)          Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares.  For the three-month periods ended March 31, 2006 and 2005, there were no dilutive securities outstanding.

(3)          Supplemental Information for Statements of Cash Flows

The Company paid interest of $104,771 and $64,274 in the three months ended March 31, 2006 and 2005, respectively.  The Company paid income taxes of $537,700 and $220,954 in the three months ended March 31, 2006 and 2005, respectively.

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

The accounting policies are consistent in each operating segment as described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005.  The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  There are no other significant noncash items.

	Abatix	IESI	Totals

Three months ended March 31, 2006
Sales from external customers	$15,992,430	$613,900	$16,606,330
Intersegment sales	—	221,953	221,953
Interest expense	130,280	—	130,280
Depreciation and amortization	116,894	1,977	118,871
Segment profit	300,529	176,181	476,710
Capital expenditures	52,726	—	52,726
Three months ended March 31, 2005
Sales from external customers	$13,736,038	$990,727	$14,726,765
Intersegment sales	—	143,312	143,312
Interest expense	62,584	—	62,584
Depreciation and amortization	103,215	1,795	105,010
Segment profit	100,182	272,379	372,561
Capital expenditures	79,150	1,702	80,852
Segment Assets
March 31, 2006	$21,169,101	$1,004,774	$22,173,875
December 31, 2005	25,158,984	1,355,270	26,514,254

Below is a reconciliation of (i) total segment profit to operating profit on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented.  The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	March 31,

	2006	2005

Profit for reportable segments	$476,710	$372,561
Elimination of intersegment profits	9,768	16,471

Operating profit	$486,478	$389,032

	March 31, 2006	December 31, 2005

Total assets for reportable segments	$22,173,875	$26,514,254
Elimination of intersegment assets	(75,110)	(82,531)

Total assets	$22,098,765	$26,431,723

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its permanent distribution centers in Texas, California, Arizona, Washington, Nevada and its temporary facility in Louisiana.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 2006 and 2005, no single customer accounted for more than 10% of net sales, although sales to environmental contractors were approximately 42% and 43% of consolidated net sales in those periods, respectively.  A reduction in spending on environmental projects could significantly impact sales.

As a result of the hurricanes affecting the Gulf Coast region in 2005, several customers of Abatix purchased substantial amounts of product in the second half of 2005.  These large purchases resulted in significant receivable balances from these customers during that period.  The top ten companies owing money to the Company at December 31, 2005 represented approximately 41% of the total receivable balance.  These same customers do non-disaster related work as well and represent approximately 20% of the receivable balance as of March 31, 2006.  Most of these accounts have been customers of the Company for more than three years, with several being customers of the Company for more than ten years.  As of March 31, 2006, the top 10 customers owing money to the Company represent approximately 26% of the total receivable balance.  Non-payment by any one of these accounts would have a significant negative impact on the cash flows of the Company.

Although no vendor accounted for more than 10% of the Company’s sales, three product classes (groupings of similar products) accounted for greater than 10% of sales for the first three months of 2006 or 2005.

•

The first product class, plastic sheeting and bags, accounted for approximately 19% and 16% of net sales in the first three months of 2006 and 2005, respectively.  A major component of these products is petroleum.  Further increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

•

The second product class, disposable clothing, accounted for approximately 14% and 15% of net sales in the first three months of 2006 and 2005, respectively.  A majority of these products are produced internationally, predominantly in China.  Changes in political climates could impact our ability to obtain these products from our current source.

•

The third product class, abatement and restoration equipment, accounted for approximately 9% and 11% of net sales in the first three months of 2006 and 2005 respectively.  This product class is made up of many vendors with many dissimilar products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2005.

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

•

Controlling Costs – To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets.  We continuously review our general and administrative costs making adjustments where appropriate.  Our ability to control costs can be affected by outside factors, such as the price of oil or other raw materials or increases in interest rates.  In addition, the cost to initially comply with Section 404 of SOX 404 is expected to total approximately $575,000 by December 31, 2007, of which approximately $125,000 has been spent through March 31, 2006.

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

In addition to the above mentioned critical success factors, significant short-term boosts of revenue, like the hurricanes of 2004 and 2005, although positively impacting the sales and net income of the Company, also place strains on the Company’s resources as partially identified below:

•	Non-recurring revenues
	•	Comparisons of financial results between periods are not always evident without reading the financial statements as a whole.
	•	There is no reliable method to determine the amount of impact these events will have on the Company, nor is there a reliable method to determine how long the impact may last.

•	Accounts receivable
•

The sharp rise in non-recurring revenues from these events can cause significant balances owed to the Company by a few customers.  Balancing this concentration risk with sales is a difficult process that involves significant judgment.

•

Much of the work performed by the Company’s customers is related to insurance claims.  Occasionally, there is difficulty in getting the insurance company to pay the amount owed and can possibly delay when payment is received by Abatix.

•	Inventory
	•	Certain products can be in short supply because the Company’s vendors are unable to ramp up production to meet the demand in the required time frame.
	•	Damage caused by catastrophic events can affect the manufacturing and transportation of inventory, including raw materials used by others to manufacture products sold by the Company.
	•	Products in demand in the affected areas can decimate inventory levels in other facilities and not allow us to serve all of our customers in a normal manner.
•

Potential shortages in product result in advanced purchases and maintenance of higher levels of safety stock.  If there is little or no damage caused by a catastrophic event or if advance purchasing is too aggressive in estimating needs, the Company could be left with excess inventory.

•	Cash
•

Significant increases in revenues in a short period of time utilize the cash resources available to the Company as the inventory is purchased and paid for generally between 10 – 40 days, while the average collection period is generally more than 60 days.

	•	Advance purchases in anticipation of increased sales and possible shortages in supply elongates the cash cycle.
	•	If interest rates continue to rise, the higher borrowing levels normally associated with these events would translate to higher interest expense.

•	Human Resources
	•	There is significant planning time involved in responding to these events that would normally be spent on other areas of the business.
	•	Immediate response to these disasters is handled by currently employed personnel which can detract from the service levels provided to our customer base in our other facilities.
	•	We have generally found a lack of sufficient human resource talent outside of the Company to meet the short-term needs demanded by our temporary facilities.
	•	Significant amounts of time are spent managing and projecting the cash flows to ensure cash resources are available.
	•	Fluctuations in financial results can result in extra requirements placed on the corporate staff as a result of comments, inquiries and compliance with regulatory agencies.

Management has learned from our experience over the past two years and is working to improve our response to these types of events in an attempt to minimize the impact of the items mentioned above.  However, each event has its own set of challenges that require significant estimates and judgments of the Company personnel involved.

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

Overview of First Quarter 2006 Results

•	Net sales increased 13% when compared to 2005.
•	Gross profit increased 12% when compared to 2005.
•	Selling, general and administrative costs increased 11% when compared to 2005.
•	Net income of $220,000 increased $22,000 when compared to 2005.

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

Results of Operations and Related Information

First Quarter 2006 Compared With 2005

Net Sales

Consolidated net sales increased 13% to $16,606,000 from 2005.  The Abatix operating segment net sales increased 16% to $15,992,000, while the IESI operating segment net sales to external customers decreased 38% to $614,000.

•	The increase in sales at the Abatix operating segment resulted from:
	•	increased sales to the construction and industrial manufacturing markets, as spending has increased due to the current status of the U.S. economy, and
	•	increased sales to the environmental market, partially due to the continued sales to the areas affected by the 2005 hurricanes.
•	The decrease in sales to external customers at the IESI operating segment resulted from lower sales to its two largest customers.

Gross Profit

Consolidated gross profit of $4,639,000 increased 12% from 2005.  Expressed as a percentage of sales, gross profit was 27.9% and 28.1% in 2006 and 2005, respectively.  The increase in gross profit dollars is primarily a result of:

•	higher sales volume in the industrial, construction and environmental markets at the Abatix segment,
•	partially offset by lower sales volume at the IESI segment.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses of $4,153,000 increased 11% from 2005. The significant changes are:
•	higher labor costs as a result of higher selling volume and normal annual increases in wages, and
•	higher freight expenses as a result of higher selling volume and higher fuel costs,
•	partially offset by lower legal expenses.

Expressed as a percentage of sales, S,G&A expenses were 25.0% and 25.5% for 2006 and 2005, respectively, as the general and administrative costs did not increase at the same rate as the growth in revenues.

Additional Statement of Operations Commentary

•

Operating profit of 2.9% of sales for 2006 improved from 2.6% of sales in 2005.  The Abatix segment operating profit of 1.9% of sales for 2006 improved from 0.7% in 2005.  The IESI segment operating profit of 21.1% of sales in 2006 declined from 24.0% in 2005.

	•	The improvement at the Abatix segment is a result of higher sales volume without a corresponding increase in general and administrative costs.
	•	The decline at the IESI segment is a result of lower sales volume.
•	Interest expense of $130,000 increased approximately $68,000 from 2005 primarily due to higher interest rates and higher borrowed balances.
•	Our effective tax rate was 39.0% in 2006 and 39.6% in 2005.
•

Net earnings of $220,000 or $.13 per share increased approximately $22,000 from net earnings of $198,000 or $.12 per share in 2005 as a result of the higher operating profit, partly offset by higher interest expense.

Liquidity and Capital Resources

Cash provided by operations during 2006 of $3,721,000 increased when compared to cash provided by operations during 2005 of $461,000.
•	Accounts receivable
	•	Gross accounts receivable decreased 24% since December 31, 2005 as the Company collected a majority of the money it was owed from customers that did hurricane related work in the Gulf Coast region.
•

Approximately 26% of the receivables balance is held by ten companies, with the largest company comprising approximately 8% of the receivables balance.  While these companies are long-term customers of Abatix and payment in full is expected, non-payment or delays in payment of these balances owed would have a significant negative impact on the cash flows of the Company.

•	Gross inventory decreased 6% since December 31, 2005 as a result of:
	•	increased sales volume, and
	•	controlled purchasing.
•	Cash provided by operations were partially offset by the:
	•	repayments on the notes payable to the bank,
	•	reduction in accrued expenses, and
	•	purchase of fixed assets.

Cash requirements for investing activities during 2006 of $52,000 decreased by $27,000 when compared to 2005.  These requirements were primarily the purchase of computer hardware and software.  Purchases for the remainder of 2006 are estimated to be approximately $580,000 and are expected to include the replacement of a vehicle and computers, capital expenses related to the relocation of certain facilities and potentially some additional productivity software.

The Company has a $12,000,000 working capital line of credit with its financial institution and a $500,000 capital equipment credit facility.
•	Based on the borrowing formula calculated as of March 31, 2006, the Company had the capacity to borrow up to a maximum of $10,148,000 on its working capital line.
•	As of May 5, 2006, there are advances of $5,468,000 outstanding on the working capital credit facility.
•	As of May 5, 2006, there are advances of $65,000 outstanding on the capital equipment credit facility.
•	Both credit facilities expire in October 2007 and bear a variable rate of interest tied to the prime rate. Although, the Company, at its option, can convert the loan to a Libor rate loan.
•	The equipment facility is payable on demand.
•	The majority of the Company’s credit facilities are at one financial institution. There is risk associated with having the majority of the Company’s relationship with one financial institution.

Contractual Obligations

The following table presents the Company’s total contractual obligations as of March 31, 2006 for which future cash flows are fixed or determinable (in thousands).

	2006	2007	2008	2009	2010	2011 and beyond	Total

Contractual obligations:
Operating leases	$718	$879	$739	$711	$610	$2,036	$5,693
Working capital line of credit	5,871	—	—	—	—	—	5,871
Equipment notes	40	46	23	12	1	—	122
Employment contracts	608	—	—	—	—	—	608
Open purchase orders	1,304	—	—	—	—	—	1,304
Office equipment leases	14	19	19	9	—	—	61

Total contractual obligations	$8,555	$944	$781	$732	$611	$2,036	$13,659

Commentary:
•	The amounts for 2006 represent the approximate contractual obligations for the remainder of 2006.
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

New Accounting Standards

On March 17, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140.”  This Statement, which amends Statement No. 140: (1) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; (3) Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; (4) At its initial adoption, permits a one-time reclassification of available-for-sale securities under Statement 115 under certain conditions; and (5) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The Company does not expect any impact to its financial statements from this Statement.

On March 31, 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  The ED proposes requiring companies to: (1) Recognize in its balance sheet the over funded or under funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (2) Recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost; (3) Recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106; (4) Measure defined benefit plan assets and defined benefit plan obligations as of the date of the employer’s statement of financial position; (5) Disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.  This Statement is effective for fiscal years ending after December 15, 2006.  The Company does not expect any impact to its financial statements from this Exposure Draft.

Business Outlook

Our goal for 2006 is to produce revenue growth, exclusive of the non-recurring revenues in the Gulf Coast region in 2005, as it is vital to our long-term success.
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

•

In 2005, the Company began its work to comply with SOX 404 and has spent approximately $125,000 through March 31, 2006.  The Company currently estimates that it will incur in excess of $575,000 in costs, most of which are external costs, related to this work.

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

Depending on many factors, including the timing of sales and the effects of hurricanes in 2006, if any, cash flow from operations for the entire year of 2006 is expected to be positive as the Company collected a significant amount of the receivables from the sales increase in the last half of 2005, improvements are made to inventory and purchasing and there is further refinement in our cost structure.

•

Unless the Company employs a more aggressive growth strategy, management believes the Company’s current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

•	The Company does not expect a significant change in its accounts receivable collection days and also believes its allowance for bad debts is sufficient to cover any anticipated losses.
•

The Company’s inventory turns have decreased slightly over the past twelve months.  The decline is primarily a result of the inventory levels in anticipation of continued sales in the areas impacted by the hurricanes in 2005 or for future water restoration business.  Continued work in reducing inventory levels is still needed; however, the Company believes its allowance for inventory obsolescence is sufficient to cover any valuation issues.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the Company evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 1A. Risk Factors.  There has been no material change from the risk factors previous disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3. Defaults upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information.  None

Item 6. Exhibits.

(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32.1)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(32.2)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABATIX CORP.
(Registrant)

Date: May 8, 2006	By:	/s/ Frank J. Cinatl, IV

Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)