Form 10-Q
period 2006-06-30
ABATIX CORP
filed 2006-08-10
CIK 845779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                         Commission file number: 1-10184

                                  ABATIX CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   75-1908110
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                  2400 Skyline Drive, Suite 400, Dallas, Texas
                  --------------------------------------------
                    (Address of principal executive offices)

                                      75149
                                   ----------
                                   (Zip Code)

                                 (214) 381-0322
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              8201 Eastpoint Drive, Suite 500, Dallas, Texas, 75227
   ---------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Common stock outstanding at August 7, 2006 was 1,711,148.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           ABATIX CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                      June 30,      December 31,
                                                                        2006            2005
                                                                    ------------    ------------
                                                                     (Unaudited)
                                 Assets
                                 ------
Current assets:
    Cash                                                            $    395,054    $    790,097
    Trade accounts receivable, net of allowance for doubtful
      accounts of $770,376 in 2006 and $663,300 in 2005                9,590,144      12,029,054
    Inventories                                                       11,254,419      10,842,852
    Prepaid expenses and other assets                                    744,884         861,480
    Deferred income taxes                                                498,518         440,646
    Receivables from employees                                               360           1,630
                                                                    ------------    ------------
       Total current assets                                           22,483,379      24,965,759
Property and equipment, net of accumulated depreciation of
   $2,898,892 in 2006 and $2,961,039 in 2005                           1,146,971       1,034,248
Deferred income taxes                                                    278,224         328,067
Other assets                                                             150,515         103,649
                                                                    ------------    ------------
                                                                    $ 24,059,089    $ 26,431,723
                                                                    ============    ============
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
    Notes payable and current maturities of long term debt          $  7,055,485    $  9,917,338
    Accounts payable                                                   4,051,683       3,419,561
    Accrued compensation                                                 343,744         413,506
    Other accrued expenses                                               930,187       1,597,145
                                                                    ------------    ------------
       Total current liabilities                                      12,381,099      15,347,550
Long term debt                                                            23,555          33,697
                                                                    ------------    ------------
       Total liabilities                                              12,404,654      15,381,247
                                                                    ------------    ------------
Stockholders' equity:
    Preferred stock - $1 par value, 500,000 shares
      authorized; none issued                                                  -               -
    Common stock - $ .001 par value, 5,000,000 shares authorized;
      2,437,314 shares issued in 2006 and 2005                             2,437           2,437
    Additional paid-in capital                                         2,574,560       2,574,560
    Retained earnings                                                 11,334,780      10,730,821
    Treasury stock at cost, 726,166 common shares in 2006
        and 2005                                                      (2,257,342)     (2,257,342)
                                                                    ------------    ------------
       Total stockholders' equity                                     11,654,435      11,050,476
Commitments and contingencies
                                                                    ------------    ------------
                                                                    $ 24,059,089    $ 26,431,723
                                                                    ============    ============

           See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
Net sales                                       $ 16,955,806    $ 16,027,711    $ 33,562,136    $ 30,754,476
Cost of sales                                    (12,056,394)    (11,638,261)    (24,023,361)    (22,223,281)
                                                ------------    ------------    ------------    ------------
       Gross profit                                4,899,412       4,389,450       9,538,775       8,531,195

Selling, general and administrative expenses      (4,125,112)     (3,739,536)     (8,277,997)     (7,492,249)
                                                ------------    ------------    ------------    ------------
       Operating profit                              774,300         649,914       1,260,778       1,038,946

Other income (expense):
    Interest expense                                (122,680)        (74,704)       (252,960)       (137,288)
    Other, net                                       (13,435)             55          (8,871)          2,123
                                                ------------    ------------    ------------    ------------
       Earnings before income taxes                  638,185         575,265         998,947         903,781

Income tax expense                                  (254,223)       (225,552)       (394,988)       (355,753)
                                                ------------    ------------    ------------    ------------
       Net earnings                             $    383,962    $    349,713    $    603,959    $    548,028
                                                ============    ============    ============    ============

Basic and diluted earnings per common share
                                                $        .22    $        .20    $        .35    $        .32
                                                ============    ============    ============    ============
Basic and diluted weighted average shares
     outstanding (note 3)                          1,711,148       1,711,148       1,711,148       1,711,148
                                                ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                        2006            2005
                                                                    ------------    ------------
Cash flows from operating activities:
    Net earnings                                                    $    603,959    $    548,028
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
       Depreciation and amortization                                     247,997         211,145
       Deferred income taxes                                              (8,029)         15,301
       Provision for losses on receivables                               145,643         315,025
       Provision for obsolescence of inventory                            61,062         139,627
       Loss on disposal of assets                                         15,186          11,078
       Changes in operating assets and liabilities:
          Receivables                                                  2,293,267        (564,469)
          Inventories                                                   (472,629)     (1,462,978)
          Prepaid expenses and other assets                              116,596         (16,304)
          Other assets, primarily deposits                               (46,866)            455
          Accounts payable                                               632,122         523,911
          Accrued expenses                                              (736,720)         58,869
                                                                    ------------    ------------
Net cash provided by (used in) operating activities                    2,851,588        (220,312)
                                                                    ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                  (382,106)       (215,319)
    Proceeds from disposal of assets                                       6,200             700
    Advances to employees                                                   (989)           (530)
    Collection of advances to employees                                    2,259           3,980
                                                                    ------------    ------------
Net cash used in investing activities                                   (374,636)       (211,169)
                                                                    ------------    ------------

Cash flows from financing activities:
    Borrowings on notes payable to bank                                8,373,707       9,862,499
    Repayments on notes payable to bank                              (11,245,702)     (9,460,223)
                                                                    ------------    ------------
Net cash (used in) provided by financing activities                   (2,871,995)        402,276
                                                                    ------------    ------------

Net decrease in cash                                                    (395,043)        (29,205)
Cash at beginning of period                                              790,097         338,443
                                                                    ------------    ------------
       Cash at end of period                                        $    395,054    $    309,238
                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                           ABATIX CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)     Basis of Presentation, General and Business
        -------------------------------------------

Abatix Corp. ("Abatix") and subsidiary, (collectively, the "Company") market and distribute personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial safety industry, the homeland security industry and, combined with tools and tool supplies, the construction industry. At June 30, 2006, the Company operated seven sales and distribution centers in five states and a temporary facility in Louisiana. The temporary facility in Louisiana is scheduled to close at the end of August 2006. In response to the summer 2004 hurricanes in Florida, the Company operated a temporary facility in Tampa from August 2004 until February 2005.

The Company's wholly-owned subsidiary, International Enviroguard Systems, Inc. ("IESI") imports disposable protective clothing products sold through the Company's distribution channels and through other distributors.

Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2005 contains a description of the Company's significant accounting policies. Since December 31, 2005, there have been no changes in our critical accounting policies and no significant changes to our assumptions and estimates related to them.

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

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 2 for the discussion regarding a change in accounting estimate.

The accompanying consolidated financial statements include the accounts of Abatix and IESI. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency in presentation.

(2)     Change in Accounting Estimate
        -----------------------------

In the second quarter of 2006, the Company obtained improved data related to its liability for health care costs incurred, but not reported. In accordance with Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," the Company reduced its liability for these costs by approximately $81,000 (net of tax of $53,000), or $.05 per share, as a change in accounting estimate. The Company will continue to accumulate future data which could result in additional changes to this accounting estimate.

(3)     Earnings per Share
        ------------------

At the Annual Stockholders Meeting on May 23, 2006, the stockholders approved the 2006 Stock Plan, which became effective June 1, 2006. The Plan provides the Compensation Committee of the Board of Directors with the ability to grant stock awards, including restricted stock awards, restricted stock units, performance units, performance shares or other stock-based awards, including stock options, to employees, directors and/or third-party service providers. The maximum number of shares of Common Stock authorized for issuance and issuable under the Plan is three hundred thousand (300,000) shares, although no shares have been issued.

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three- and six-month periods ended June 30, 2006 and 2005, there were no dilutive securities outstanding.

(4)     Supplemental Information for Statements of Cash Flows
        -----------------------------------------------------

The Company paid interest of $223,532 and $134,897 in the six months ended June 30, 2006 and 2005, respectively. The Company paid income taxes of $975,766 and $394,733 in the six months ended June 30, 2006 and 2005, respectively.

(5)     Segment Information
        -------------------

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company's reportable segments consist of Abatix and IESI. The Abatix operating segment includes the Company's corporate operations, aggregated operating branches (including any temporary facilities), which are principally engaged in distributing environmental, safety, homeland security and construction equipment and supplies to contractors and industrial manufacturing facilities in the western half of the United States. The IESI operating segment, which consists of the Company's wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States and the Caribbean.

The accounting policies are consistent in each operating segment as described in
Note 1 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2005. The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company's reportable segments is shown in the following table. There are no significant noncash items.

                                     Abatix            IESI            Totals
                                 --------------   --------------   --------------
THREE MONTHS ENDED
JUNE 30, 2006
------------------------------
Sales from external customers    $   16,201,439   $      754,367   $   16,955,806
Intersegment sales                            -          320,384          320,384
Interest expense                        122,680                -          122,680
Depreciation and amortization           126,796            2,330          129,126
Segment profit                          562,877          235,589          798,466
Capital expenditures                    305,368           24,012          329,380

THREE MONTHS ENDED
JUNE 30, 2005
------------------------------
Sales from external customers    $   15,105,066   $      922,645   $   16,027,711
Intersegment sales                            -          146,976          146,976
Interest expense                         74,704                -           74,704
Depreciation and amortization           104,351            1,784          106,135
Segment profit                          426,304          219,317          645,621
Capital expenditures                    134,467                -          134,467

SIX MONTHS ENDED
JUNE 30, 2006
------------------------------
Sales from external customers    $   32,193,869   $    1,368,267   $   33,562,136
Intersegment sales                            -          542,337          542,337
Interest expense                        252,960                -          252,960
Depreciation and amortization           243,690            4,307          247,997
Segment profit                          863,406          411,770        1,275,176
Capital expenditures                    358,094           24,012          382,106

SIX MONTHS ENDED
JUNE 30, 2005
------------------------------
Sales from external customers    $   28,841,104   $    1,913,372   $   30,754,476
Intersegment sales                            -          290,288          290,288
Interest expense                        137,288                -          137,288
Depreciation and amortization           207,566            3,579          211,145
Segment profit                          526,486          491,696        1,018,182
Capital expenditures                    213,617            1,702          215,319

SEGMENT ASSETS
------------------------------
June 30, 2006                    $   22,990,631   $    1,208,582   $   24,199,213
December 31, 2005                    25,158,984        1,355,270       26,514,254

Below is a reconciliation of (i) total segment profit to operating profit on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                ----------------------------   ----------------------------
                                                    2006            2005           2006            2005
                                                ------------    ------------   ------------    ------------
Profit for reportable segments                  $    798,466    $    645,621   $  1,275,176    $  1,018,182
Elimination of intersegment profits                  (24,166)          4,293        (14,398)         20,764
                                                ------------    ------------   ------------    ------------
Operating profit                                $    774,300    $    649,914   $  1,260,778    $  1,038,946
                                                ============    ============   ============    ============

                                                                                 June 30,      December 31,
                                                                                   2006            2005
                                                                               ------------    ------------
Total assets for reportable segments                                           $ 24,199,213    $ 26,514,254
Elimination of intersegment assets                                                 (140,124)        (82,531)
                                                                               ------------    ------------
Total assets                                                                   $ 24,059,089    $ 26,431,723
                                                                               ============    ============

The Company's sales, substantially all of which are on an unsecured credit basis, are to various customers from its permanent distribution centers in Texas, California, Arizona, Washington, Nevada and its temporary facility in Louisiana. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 2006 and 2005, no single customer accounted for more than 10% of net sales, although sales to environmental contractors were approximately 46% and 45% of consolidated net sales in those periods, respectively. A reduction in spending on environmental projects could significantly impact sales.

The customer base is comprised of more than 3,000 accounts that have purchased from Abatix during the first six months of 2006. The top ten companies owing money to the Company as of June 30, 2006 represented approximately 27% of the total receivable balance. Non-payment by any one of these accounts would have a significant negative impact on the cash flows of the Company. During times of disasters, such as the hurricanes affecting the Gulf Coast region in 2005, the concentration of balances in a few customers could be significantly larger as it was at December 31, 2005 when the top ten accounts represented approximately 41% of the total receivable balance. Most of these accounts, at both December 31, 2005 and June 30, 2006, have been customers of the Company for more than three years, with several being customers of the Company for more than ten years.

Although no vendor accounted for more than 10% of the Company's sales, two product classes (groupings of similar products) accounted for greater than 10% of sales for the first six months of 2006 or 2005.

o The first product class, plastic sheeting and bags, accounted for approximately 20% and 17% of net sales in the first six months of 2006 and 2005, respectively. A major component of these products is petroleum. Further increases in oil prices or shortages in supply could significantly impact sales and the Company's ability to supply its customers with certain products at a reasonable price.

o The second product class, disposable clothing, accounted for approximately 13% and 14% of net sales in the first six months of 2006 and 2005, respectively. A majority of these products are produced internationally, predominantly in China. Changes in political climates could impact our ability to obtain these products from our current source.

(6)     Subsequent Events
        -----------------

On July 24, 2006, management made a decision to close the temporary facility in Louisiana because the business being done could be supported more cost effectively from our other facilities. The costs to close this temporary facility, which are primarily freight costs to transfer the inventory to other locations, is not expected to exceed $50,000 and will be paid and expensed in the third quarter 2006. These costs will be included in the selling, general and administrative expenses line on the Consolidated Statement of Operations.

On July 26, 2006, the Company executed a lease agreement for a facility in Jacksonville, Florida. This facility will become the Company's eighth full service sales and distribution facility and is expected to be operational in August 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
------------

The following information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2005.

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

IESI, the Company's wholly-owned subsidiary, imports disposable clothing from China. IESI sells their product throughout the United States and the Caribbean through distributors, including Abatix.

The Company's management believes that hiring additional sales staff, controlling costs, geographic expansion, diversification of customer base and responding effectively to competitive challenges are important to the long-term success of the Company.

     o Sales Staff - We sell our products based on relationships, among other things. Our ability to hire, train and retain staff, especially in the sales and customer service area is critical to our long-term success. Competitive compensation and benefits as well as a good work-life balance are critical to this area.

     o Controlling Costs - To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets. We continuously review our general and administrative costs making adjustments where appropriate. Our ability to control costs can be affected by outside factors, such as the price of fuel or other raw materials or increases in interest rates. In addition, the cost to initially comply with Section 404 of SOX 404 is expected to exceed $700,000 by December 31, 2007, of which approximately $220,000 has been spent through June 30, 2006.

     o Geographic Expansion - The Company needs to leverage our infrastructure and knowledge over a larger revenue base. While the Company intends to focus on growing revenues in its existing locations, the Company will also explore geographic expansion. This expansion could come in the form of opening new locations or acquiring existing companies. These possibilities require significant planning time and financial resources which could limit our ability to implement.

     o Customer Base - While no customer represents 10% or more of the Company's revenues, there are several large customers, especially at IESI. The loss of one or more of those customers would have an impact on our revenue and profitability. The Company intends to pursue additional customers in an attempt to lessen the impact of any one customer and improve on existing customer relationships. While we intend to market our customer service in an attempt to obtain higher margins, obtaining market share generally has a negative effect on product margins.

     o Competitive Environment - Past results and future prospects are significantly affected by the competitive environment in which we operate. We experience intense competition for sales of our products in all of our markets. Our competition ranges from small owner-operator distributors to large national retail chains selling to the construction industry and large national companies selling to the construction and industrial industries. Typically, the smaller companies are built around very strong relationships which make it hard to penetrate, while the larger companies have a distinct geographic and price advantage.

In addition to the above mentioned critical success factors, significant short-term boosts of revenue, like the hurricanes of 2004 and 2005, although positively impacting the sales and net income of the Company, also place strains on the Company's resources as partially identified below:

o    Non-recurring revenues

     o Comparisons of financial results between periods are not always evident without reading the financial statements as a whole.

     o There is no reliable method to determine the amount of impact disasters will have on the Company, nor is there a reliable method to determine how long the impact may last.

o    Accounts receivable

     o The sharp rise in non-recurring revenues from these events can cause significant balances owed to the Company by a few customers. Balancing this concentration risk with sales is a difficult process that involves significant judgment.

     o Much of the work performed by the Company's customers is related to insurance claims. Occasionally, there is difficulty in getting the insurance company to pay the amount owed and can possibly delay when payment is received by Abatix.

o    Inventory

     o Certain products can be in short supply because the Company's vendors are unable to ramp up production to meet the demand in the required time frame.

     o Damage caused by catastrophic events can affect the manufacturing and transportation of inventory, including raw materials used by others to manufacture products sold by the Company.

     o Products in demand in the affected areas can decimate inventory levels in other facilities and not allow us to serve all of our customers in a normal manner.

     o Potential shortages in product result in advanced purchases and maintenance of higher levels of safety stock. If there is little or no damage caused by a catastrophic event or if advance purchasing is too aggressive in estimating needs, the Company could be left with excess inventory.

o    Cash

     o Significant increases in revenues in a short period of time utilize the cash resources available to the Company as the inventory is purchased and paid for generally between 10 - 40 days, while the average collection period is generally more than 60 days.

     o Advance purchases in anticipation of increased sales and possible shortages in supply elongates the cash cycle.

     o With higher interest rates, the increased borrowing levels normally associated with these events would translate to higher interest expense.

o    Human Resources

     o There is significant planning time involved in responding to these events that would normally be spent on other areas of the business.

     o Immediate response to these disasters is handled by currently employed personnel which can detract from the service levels provided to our customer base in our other facilities.

     o We have generally found a lack of sufficient human resource talent outside of the Company to meet the short-term needs demanded by our temporary facilities.

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

OVERVIEW OF THE QUARTER AND FIRST SIX MONTHS RESULTS

o Net sales increased 6% for the second quarter and 9% for the first six months when compared to 2005.

o Gross profit increased 12% for both the second quarter and the first six months when compared to 2005.

o Selling, general and administrative costs increased 10% for both the second quarter and for the first six months when compared to 2005.

o Net income of $384,000 increased $34,000 for the second quarter when compared to 2005.

o Net income of $604,000 increased $56,000 for the first six months when compared to 2005.

This discussion and analysis of our results of operations and financial condition is intended to provide investors with an understanding of the Company's recent performance, its financial condition and its prospects. We will discuss and provide our analysis of the following:

o    Results of Operations and Related Information

o    Liquidity and Capital Resources

o    Critical Accounting Policies

o    New Accounting Standards

o    Business Outlook

o    Information Concerning Forward-Looking Statements

RESULTS OF OPERATIONS AND RELATED INFORMATION
---------------------------------------------

SECOND QUARTER 2006 COMPARED WITH 2005

Net Sales
---------

Consolidated net sales increased 6% to $16,956,000 from 2005. The Abatix operating segment net sales increased 7% to $16,201,000, while the IESI operating segment net sales to external customers decreased 18% to $754,000.

o The increase in sales at the Abatix operating segment resulted from increased sales to the construction and industrial manufacturing markets, as spending has increased due to the current status of the U.S. economy.

o The decrease in sales to external customers at the IESI operating segment resulted from lower sales to its two largest customers.

Gross Profit
------------

Consolidated gross profit of $4,899,000 increased 12% from 2005. Expressed as a percentage of sales, gross profit was 28.9% and 27.4% in 2006 and 2005, respectively. The increase in gross profit dollars is primarily a result of:

o higher sales volume and pricing in the industrial and construction markets at the Abatix segment, and

o    higher pricing at the IESI segment.

Selling, General and Administrative ("S,G&A") Expenses
------------------------------------------------------

S,G&A expenses of $4,125,000 increased 10% from 2005. The significant changes are:

o higher labor costs as a result of higher selling volume and normal annual increases in wages,

o higher rent due to the temporary facility in Louisiana and higher rent for our Dallas operations as we had a short-term lease until the new facility was ready for occupancy in late July.

o higher freight expenses as a result of higher selling volume and higher fuel costs, and

o costs to comply with the internal control section of the Sarbanes-Oxley Act, partially offset by

o    lower legal expenses and

o the change in accounting estimate resulting in a non-recurring reduction in health care costs of $134,000.

Expressed as a percentage of sales, S,G&A expenses were 24.3% and 23.3% for 2006 and 2005, respectively, as the general and administrative costs increased at a faster rate than the growth in revenues.

Additional Statement of Operations Commentary
---------------------------------------------

o Operating profit, as a percentage of sales, was 4.6% of sales in 2006 and 4.1% of sales in 2005. The Abatix segment operating profit of 3.5% of sales for 2006 increased from 2.8% in 2005. The IESI segment operating profit of 21.9% of sales in 2006 increased from 20.5% in 2005.

     o The increase at the Abatix segment is a result of the change in accounting estimate to lower the health care liability, partially offset by higher other selling, general and administrative costs without a corresponding increase sales volume and/or pricing.

     o The increase at the IESI segment is a result of higher pricing and volume, partially offset by higher selling, general and administrative costs.

o Interest expense of $123,000 increased approximately $48,000 from 2005 primarily due to higher interest rates and higher borrowed balances.

o    Our effective tax rate was 39.8% in 2006 and 39.2% in 2005.

o Net earnings of $384,000 or $.22 per share increased approximately $34,000 from net earnings of $350,000 or $.20 per share in 2005 as a result of higher operating income, partially offset by higher interest expense.

FIRST SIX MONTHS 2006 COMPARED WITH 2005

Net Sales
---------

Consolidated net sales increased 9% to $33,562,000 from 2005. The Abatix operating segment net sales increased 12% to $32,194,000, while the IESI operating segment net sales to external customers decreased 28% to $1,368,000.

o The increase in sales at the Abatix operating segment resulted from increased sales to the construction and industrial manufacturing markets, and to a lesser extent, the environmental market, as spending has increased due to the current status of the U.S. economy.

o The decrease in sales to external customers at the IESI operating segment resulted from lower sales to its two largest customers.

Gross Profit
------------

Consolidated gross profit of $9,539,000 increased 12% from 2005. Expressed as a percentage of sales, gross profit was 28.4% and 27.7% in 2006 and 2005, respectively. The increase in gross profit dollars is primarily a result of:

o higher sales volume in the industrial, construction and environmental markets at the Abatix segment,

o    partially offset by lower sales volume at the IESI segment.

Selling, General and Administrative ("S,G&A") Expenses
------------------------------------------------------

S,G&A expenses of $8,278,000 increased 10% from 2005. The significant changes are:

o higher labor costs as a result of higher selling volume and normal annual increases in wages,

o higher rent due to the temporary facility in Louisiana and higher rent for our Dallas operations as we had a short-term lease until the new facility was ready for occupancy in late July,

o higher freight expenses as a result of higher selling volume and higher fuel costs, and

o costs to comply with the internal control section of the Sarbanes-Oxley Act, partially offset by

o    lower legal expenses and

o the change in accounting estimate resulting in a non-recurring reduction in health care costs of $134,000.

Expressed as a percentage of sales, S,G&A expenses were 24.7% and 24.4% for 2006 and 2005, respectively, as the general and administrative costs increased at a faster rate than the growth in revenues.

Additional Statement of Operations Commentary
---------------------------------------------

o Operating profit of 3.8% of sales for 2006 improved from 3.4% of sales in 2005. The Abatix segment operating profit of 2.7% of sales for 2006 improved from 1.8% in 2005. The IESI segment operating profit of 21.6% of sales in 2006 declined from 22.3% in 2005.

     o The improvement at the Abatix segment is a result of higher sales volume, higher pricing and the change in accounting estimate to lower the health care liability.

     o  The decline at the IESI segment is a result of lower sales volume.

o Interest expense of $253,000 increased approximately $116,000 from 2005 primarily due to higher interest rates and higher borrowed balances.

o    Our effective tax rate was 39.5% in 2006 and 39.4% in 2005.

o Net earnings of $604,000 or $.35 per share increased approximately $56,000 from net earnings of $548,000 or $.32 per share in 2005 as a result of higher operating income, partially offset by higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations during 2006 of $2,852,000 increased when compared to cash used by operations during 2005 of $220,000.

o    Accounts receivable

     o Gross accounts receivable decreased 18% since December 31, 2005 as the Company collected a majority of the money it was owed, primarily in the first quarter 2006, from customers that did significant hurricane related work in the Gulf Coast region in the second half of 2005.

     o Approximately 27% of the receivables balance is held by ten companies, with the largest company comprising approximately 7% of the receivables balance. While these companies are long-term customers of Abatix and payment in full is expected, non-payment or delays in payment of these balances owed would have a significant negative impact on the cash flows of the Company.

o    Cash provided by operations were partially offset by:

     o  net repayments on the notes payable, and

     o  the purchase of fixed assets.

Cash requirements for investing activities during 2006 of $375,000 increased by $163,000 when compared to 2005. These requirements were primarily the purchase of warehouse rack and equipment related to space utilization improvements from the relocation of our Houston facility, software to improve the functionality of the Company's website and the normal upgrade of computer hardware and software. Purchases for the remainder of 2006 are estimated to be approximately $550,000 and are expected to include:

o    the replacement of delivery vehicles,

o    the continued normal upgrade of computer hardware and software,

o office furniture and equipment and warehouse rack and equipment related to the relocation of the Corporate and Dallas facilities, also including IESI, and

o office furniture and equipment, warehouse rack and equipment, computers and leasehold improvements related to the opening of the Jacksonville, Florida office.

The Company has a $12,000,000 working capital line of credit with its financial institution and a $500,000 capital equipment credit facility.

o Based on the borrowing formula calculated as of June 30, 2006, the Company had the capacity to borrow up to a maximum of $10,434,000 on its working capital line.

o As of August 7, 2006, there are advances of $7,969,000 outstanding on the working capital credit facility.

o As of August 7, 2006, there are advances of $186,000 outstanding on the capital equipment credit facility.

o Both credit facilities expire in October 2008 and bear a variable rate of interest tied to the prime rate. Although, the Company, at its option, can convert the working capital facility to a Libor rate loan.

o    The equipment facility is payable on demand.

o The majority of the Company's credit facilities are at one financial institution. There is risk associated with having the majority of the Company's relationship with one financial institution.

Contractual Obligations
-----------------------

The following table presents the Company's total contractual obligations as of June 30, 2006 for which future cash flows are fixed or determinable (in thousands).

                                                                                                 2011
                                                                                                 and
                                          2006       2007       2008      2009        2010      beyond     Total
                                        --------   --------   --------   --------   --------   --------   --------
Contractual obligations:
   Operating leases                     $    419   $    879   $    739   $    711   $    610   $  2,036   $  5,394
   Working capital line of  credit         6,844          -          -          -          -          -      6,844
   Equipment notes                            46         89         67         32          1          -        235
   Employment contracts                      304          -          -          -          -          -        304
   Open purchase orders                    1,442          -          -          -          -          -      1,442
   Office equipment leases and
     other                                    46         60         64          9          -          -        179
                                        --------   --------   --------   --------   --------   --------   --------
Total contractual obligations           $  9,101   $  1,028   $    870   $    752   $    611   $  2,036   $ 14,398
                                        ========   ========   ========   ========   ========   ========   ========

Commentary:

o The amounts for 2006 represent the approximate contractual obligations for the remainder of 2006.

o The operating lease amounts do not include any commitments related to our new facility in Jacksonville, Florida as this lease was executed in late July 2006.

o Even though the Company's working capital line of credit agreement has a maturity date of October 2008, there is no defined payment schedule. Therefore, this line of credit is classified as a current liability on the Consolidated Balance Sheets. In addition, the above amount does not include a contractual obligation related to the interest since the interest rate is variable and the working capital line of credit balance fluctuates, therefore making the interest component not fixed and determinable. If the June 30, 2006 balance were outstanding for an entire year, the interest payable would be approximately $530,000 at the Company's current interest rate.

o The Company's equipment notes are comprised of term notes of 24 to 60 months in length. Certain of these term notes also have a call feature, and are therefore classified as current liabilities on the Consolidated Balance Sheets. The other term notes with no call feature are properly classified between the current liabilities and non-current liabilities sections on the Consolidated Balance Sheets.

o The employment agreements with the Chief Executive, Operating and Financial Officers were effective on January 1, 2005 and expire on December 31, 2006. It is expected that during the fourth quarter of 2006, these agreements will be renewed for a similar two year period.

o The open purchase orders represent amounts the Company anticipates will become payable within the next year for saleable product.

NEW ACCOUNTING STANDARDS
------------------------

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation ("FIN") 48, "Accounting for Uncertainties in Income Tax." The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and applies to all tax positions. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Additionally, FIN 48 requires other annual disclosures. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 with earlier application permitted if no interim financial statements have been issued. The Company is in the process of reviewing and evaluating FIN 48, but has not yet determined the impact it may have on the Company's financial statements.

BUSINESS OUTLOOK
----------------

Our goal for 2006 is to produce revenue growth, exclusive of the non-recurring revenues in the Gulf Coast region in 2005, as it is vital to our long-term success.

o We are anticipating the industrial manufacturing and construction markets to remain steady or improve slightly as the general economy and, in particular, the real estate market, have stabilized. However, recent increases in interest rates and the cost of materials for real estate projects could negatively impact those segments and the economy in general.

o We anticipate growth in the environmental market, and in particular, the restoration subset of that market. However, year over year growth in 2006 will be difficult because of the positive impact on our business, estimated at approximately $9,000,000, from the hurricanes in 2005.

o We do not expect much growth in the homeland security market. However, we will continue to seek both public and private sector opportunities.

o Continued shortages in supplies of product, in particular the equipment necessary to respond to catastrophic events and plastic sheeting and bags used in environmental cleanup, could impact the Company's ability to serve the customers. In addition, (i) price increases attributable to increased raw materials cost, (ii) decrease in supply of product caused by damage from the weather events or (iii) increases in demand for product caused by the weather events could cause increases in product costs which could impact sales.

o Hiring of additional sales staff will be critical for long-term growth of the Company.

o Diversification of our customer base, especially at the IESI segment, will also help provide more consistent results. Although no customer is more than 5% of our revenues, we have several large customers, the loss of which would impact our sales and profitability. The growth at the IESI segment was primarily generated by two customers. We are focused on helping all of our customers grow, as well as adding to our customer base.

o Acquisitions and additional locations will most likely be critical for the long-term growth of the Company. Although we are not certain if and when we will open more locations, we continue to evaluate certain markets as possibilities. We are not currently evaluating any acquisitions.

Overall margins for 2006 are anticipated to be in the 27 - 28% range.

o We are utilizing certain tools and reporting from our new computer system in an effort to enhance margins. In addition, these tools and reporting should allow us to identify issues that can be addressed more quickly, thereby minimizing possible margin erosion.

o We continue to evaluate the consolidation of certain vendors to gain access to better pricing.

o Alternative methods for sourcing products are also being evaluated to enhance our purchasing process.

o However, further competitive pressures or changes in the customer or product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

The Company will need to manage costs to stay competitive.

o In 2005, the Company began its work to comply with SOX 404 and has spent approximately $220,000 through June 30, 2006. The Company currently estimates that it will incur in excess of $700,000 in costs, most of which are external costs, related to this work.

o The costs to close our temporary facility in Louisiana are not expected to exceed $50,000 and will be expensed as incurred in the third quarter of 2006.

o There will be additional costs in the third and fourth quarters of 2006 related to the start up of our facility in Jacksonville, Florida. The revenues related to this facility will not be sufficient in the start up months to offset these costs.

o The Corporate office, including the Dallas sales/distribution center and our wholly-owned subsidiary, IESI, moved to a new facility in July 2006. There are significant costs related to the move and related to the new facility. Some of these costs are period costs and will be expensed as incurred in the third quarter. Other non-period costs (e.g., leasehold improvements) will be amortized or depreciated over time.

o We intend to continue evaluating costs, including labor related costs, rent and freight which make up approximately 75% of our selling, general and administrative costs, to ensure our cost structure is in line with our revenue stream and supports our business model.

o Unless revenues improve significantly and are sustainable, S,G&A expenses are estimated to be in the 25% range for 2006.

o The Company's credit facilities are variable rate notes tied to the lending institution's prime or Libor rates. Increases in these rates have already and could continue to negatively affect the Company's earnings.

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

o Unless the Company employs a more aggressive growth strategy, management believes the Company's current credit facilities, together with cash provided by operations, will be sufficient for its capital and liquidity requirements for the next twelve months.

o The Company does not expect a significant change in its accounts receivable collection days and also believes its allowance for bad debts is sufficient to cover any anticipated losses.

o The Company's inventory turns have decreased over the past twelve months. This decrease is primarily a result of the inventory levels in anticipation of continued sales in the areas impacted by the hurricanes in 2005 or for future water restoration business. Continued work in reducing inventory levels is still needed; however, the Company believes its allowance for inventory obsolescence is sufficient to cover any valuation issues.

o A new location could require approximately $100,000 in fixed asset purchases, comprised of computers, office furniture, warehouse racking and potentially a delivery vehicle. Cash would be required to stock a location with product and to finance the customers' purchases. Cash flow from operations and borrowings on our lines of credit would most likely be used to finance any new location.

o Unless the Company's stock could be used as currency, any acquisitions would most likely require the raising of capital as the borrowing capacity on the lines of credit and the cash flow from operations would most likely not be sufficient to support an acquisition of reasonable size.

o The Company currently estimates that it will incur in excess of $500,000 in additional costs through 2007 related to the implementation of SOX 404.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

Certain statements contained herein, among other things, are of a forward-looking nature relating to future events or the future business performance of Abatix. Such statements involve a number of risks and uncertainties including, without limitation, the occurrence, timing and property devastation of disasters; global, national and local economic and political conditions; changes in laws and regulations relating to the Company's products and the import of such products; market acceptance of new products; existence or development of competitive products the Company represents that outperform current product lines or are priced more competitively; inability to hire and train quality people or retain current employees; changes in interest rates; the financial status of and relationships with key customers and vendors; efforts to control and/or reduce costs; fluctuations in oil prices; or the Company's success in the process of management's assessment and auditor attestation of internal controls, as required by the SOX 404. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

As of June 30, 2006, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures were effective in timely alerting them to material Company (including its consolidated subsidiary) events and information required to be included in the Company's Exchange Act filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING
-----------------------------------------

The Company is currently undergoing a comprehensive effort to ensure compliance with the regulations under SOX 404 that take effect for the Company's fiscal year ending December 31, 2007. This effort includes internal control documentation and design evaluation under the direction of senior management. In the course of its ongoing evaluation, management has identified certain areas requiring improvement, which the Company is addressing. Management routinely reviews potential internal control issues with the Company's Audit Committee.

CHANGES IN INTERNAL CONTROL
---------------------------

There have been no significant changes in the Company's internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS
--------------------------------------------

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None

ITEM 1A. RISK FACTORS. There has been no material change from the risk factors previous disclosed in the Company's Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Stockholders' Meeting was held on May 23, 2006. Represented at the meeting in person or by proxy were 1,680,938 shares of common stock or more than 98.2% of all shares of common stock outstanding.

        Following is a list of directors elected to serve until the next annual meeting of stockholders and the corresponding vote tabulations for the shares represented at the meeting, of which, at least 97.2% voted for each nominee. There were no broker non-votes with respect to this matter.

                                Votes          Votes
         Nominee                 For         Withheld
-------------------------   ------------   ------------
Terry W. Shaver                1,647,708         33,230
Gary L. Cox                    1,635,078         45,860
A. David Cook                  1,647,708         33,230
Donald N. Black                1,647,688         33,250
Eric A. Young                  1,647,688         33,250

        At the meeting, the stockholders also voted on two proposals presented by the corporation. The following table shows the vote tabulation for the shares represented at the meeting.

                                               Votes                  Broker
          Proposal               Votes For    Against     Abstain    Non-votes
------------------------------   ---------   ---------   ---------   ---------
Ratification of Auditors         1,673,896       6,742         300      30,210
Approve 2006 Stock Plan          1,070,135      38,952       4,930     597,131

ITEM 5. OTHER INFORMATION.

        In July 2006, Gary L. Cox, the Company's Executive Vice President, Chief Operating Officer and a Director, adopted a stock trading plan in accordance with Rule 10b5-1 of the Securities Act of 1934.

ITEM 6. EXHIBITS.

        (31.1) Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABATIX CORP.
                                          (Registrant)


Date: August 8, 2006                      By: /s/ Frank J. Cinatl, IV
                                              ----------------------------------
                                              Frank J. Cinatl, IV
                                              Vice President and Chief Financial
                                              Officer of Registrant
                                              (Principal Accounting Officer)