Form 10-Q
period 2006-09-30
ABATIX CORP
filed 2006-11-14
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 1-10184

ABATIX CORP.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

75-1908110

(I.R.S. Employer Identification No.)

2400 Skyline Drive, Suite 400, Mesquite, Texas

(Address of principal executive offices)

75149

(Zip Code)

(214) 381-0322

(Registrant’s telephone number, including area code)

2400 Skyline Drive, Suite 400, Dallas, Texas 75149

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

Common stock outstanding at November 7, 2006 was 1,711,148.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Current assets:
Cash	$419,150	$790,097
Trade accounts receivable, net of allowance for doubtful accounts of $829,612 in 2006 and $663,300 in 2005	9,868,394	12,029,054
Inventories	10,053,923	10,842,852
Prepaid expenses and other assets	599,938	861,480
Deferred income taxes	505,185	440,646
Receivables from employees	—	1,630

Total current assets	21,446,590	24,965,759
Property and equipment, net of accumulated depreciation of $2,996,176 in 2006 and $2,961,039 in 2005	1,482,294	1,034,248
Deferred income taxes	416,865	328,067
Other assets	136,187	103,649

	$23,481,936	$26,431,723

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long term debt	$7,390,186	$9,917,338
Accounts payable	2,909,607	3,419,561
Accrued compensation	285,705	413,506
Other accrued expenses	1,061,910	1,597,145

Total current liabilities	11,647,408	15,347,550
Long term debt	18,483	33,697

Total liabilities	11,665,891	15,381,247

Stockholders’ equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; 2,437,314 shares issued in 2006 and 2005	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	11,496,390	10,730,821
Treasury stock at cost, 726,166 common shares in 2006 and 2005	(2,257,342)	(2,257,342)

Total stockholders’ equity	11,816,045	11,050,476
Commitments and contingencies

	$23,481,936	$26,431,723

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net sales	$16,743,297	$20,148,247	$50,305,433	$50,902,723
Cost of sales	(11,988,443)	(14,179,030)	(36,011,804)	(36,402,311)

Gross profit	4,754,854	5,969,217	14,293,629	14,500,412
Selling, general and administrative expenses	(4,230,643)	(4,342,922)	(12,508,640)	(11,835,171)

Operating profit	524,211	1,626,295	1,784,989	2,665,241
Other income (expense):
Interest expense	(149,222)	(95,856)	(402,182)	(233,144)
Other, net	(1,157)	2,443	(10,028)	4,566

Earnings before income taxes	373,832	1,532,882	1,372,779	2,436,663
Income tax expense (note 3)	(212,222)	(551,534)	(607,210)	(907,287)

Net earnings	$161,610	$981,348	$765,569	$1,529,376

Basic and diluted earnings per common share	$.09	$.57	$.45	$.89

Basic and diluted weighted average shares outstanding (note 4)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net earnings	$765,569	$1,529,376
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	398,107	319,230
Deferred income taxes	(153,337)	(109,998)
Provision for losses on receivables	205,939	521,004
Provision for obsolescence of inventory	140,838	187,121
Loss on disposal of assets	17,811	11,078
Changes in operating assets and liabilities:
Receivables	1,954,721	(4,406,112)
Inventories	648,091	(2,549,575)
Prepaid expenses and other assets	261,542	(267,953)
Other assets, primarily deposits	(32,538)	(15,545)
Accounts payable	(509,954)	3,253,916
Accrued expenses	(663,036)	1,071,447

Net cash provided by (used in) operating activities	3,033,753	(456,011)

Cash flows from investing activities:
Purchase of property and equipment	(875,139)	(292,451)
Proceeds from disposal of assets	11,175	700
Advances to employees	(7,849)	(530)
Collection of advances to employees	9,479	3,213

Net cash used in investing activities	(862,334)	(289,068)

Cash flows from financing activities:
Borrowings on notes payable to bank	13,203,243	15,758,358
Repayments on notes payable to bank	(15,745,609)	(14,879,494)

Net cash (used in) provided by financing activities	(2,542,366)	878,864

Net (decrease) increase in cash	(370,947)	133,785
Cash at beginning of period	790,097	338,443

Cash at end of period	$419,150	$472,228

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)          Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company”) market and distribute personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial safety industry, and, combined with tools and tool supplies, the construction industry.  At September 30, 2006, the Company operated eight sales and distribution centers in six states, including our Jacksonville, Florida office which opened in August 2006.  In response to the summer 2005 hurricanes, the Company operated a temporary facility in Ponchatoula, Louisiana from September 2005 until August 2006.

The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 contains a description of the Company’s significant accounting policies.  Since December 31, 2005, there have been no changes in our critical accounting policies and no significant changes to our assumptions and estimates related to them, except as described in Note 2.

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

(2)          Change in Accounting Estimate

In the second quarter of 2006, the Company obtained improved data related to its liability for health care costs incurred, but not reported.  Based on this improved data, the Company reduced its liability for these costs by approximately $81,000 (net of tax of $53,000), or $.05 per share.  The Company will continue to accumulate future data which could result in additional changes to this accounting estimate.

In the third quarter of 2006, the Company became aware of certain health care costs related to three separate instances that were considered to be beyond our normal accrual.  Therefore, the Company increased its expense by $70,000 for these three instances during the third quarter, of which $20,000 remains in Other Accrued Expenses on the Consolidated Balance Sheet at September 30, 2006.

(3)          Income Taxes

On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Because the tax base on the Texas margin tax is derived from an income-based measure, we believe the margin tax is an income tax and, therefore, the provisions of Statement of Financial Accounting Standards (“Statement”) No. 109 regarding the recognition of deferred taxes apply to the new margin tax.  In accordance with Statement No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date.   Therefore, the Company has recalculated its deferred tax assets and liabilities for Texas based on the new margin tax and the cumulative effect of changes was reported for income taxes in the third quarter 2006.

The effective tax rate is greater than the Federal statutory rate because it includes items that are not deductible for Federal income taxes, as well as state income taxes.  A significant portion of the increase in our effective rate for the third quarter of 2006 is attributable to the write-down of deferred tax assets (increasing income tax expense) as a result of the change in law in the State of Texas.  The impact of the change in deferred tax assets increased our tax expense by approximately $50,000 in 2006.

(4)          Earnings per Share

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

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares.  For the three- and nine-month periods ended September 30, 2006 and 2005, there were no dilutive securities outstanding.

(5)          Supplemental Information for Statements of Cash Flows

The Company paid interest of $366,614 and $230,661 in the nine months ended September 30, 2006 and 2005, respectively.  The Company paid income taxes of $1,210,751 and $665,020 in the nine months ended September 30, 2006 and 2005, respectively.

(6)          Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products.  The Company’s reportable segments consist of Abatix and IESI.  The Abatix operating segment includes the Company’s corporate operations, aggregated operating branches (including any temporary facilities), which are principally engaged in distributing environmental, safety and construction equipment and supplies to contractors and manufacturing facilities in the western half and southeastern portion of the United States.  The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix.  The IESI operating segment distributes products throughout the United States and the Caribbean.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  There are no significant noncash items.

	Abatix	IESI	Totals

Three months ended September 30, 2006
Sales from external customers	$16,123,071	$620,226	$16,743,297
Intersegment sales	100,223	222,211	322,434
Interest expense	149,222	—	149,222
Depreciation and amortization	144,064	6,046	150,110
Segment profit	400,280	117,208	517,488
Capital expenditures	388,966	104,067	493,033
Three months ended September 30, 2005
Sales from external customers	$19,331,013	$817,234	$20,148,247
Intersegment sales	—	289,989	289,989
Interest expense	95,856	—	95,856
Depreciation and amortization	106,236	1,849	108,085
Segment profit	1,424,117	218,153	1,642,270
Capital expenditures	74,817	2,315	77,132
Nine months ended September 30, 2006
Sales from external customers	$48,316,940	$1,988,493	$50,305,433
Intersegment sales	100,223	764,548	864,771
Interest expense	402,182	—	402,182
Depreciation and amortization	387,754	10,353	398,107
Segment profit	1,263,686	528,978	1,792,664
Capital expenditures	747,060	128,079	875,139
Nine months ended September 30, 2005
Sales from external customers	$48,172,117	$2,730,606	$50,902,723
Intersegment sales	—	580,277	580,277
Interest expense	233,144	—	233,144
Depreciation and amortization	313,802	5,428	319,230
Segment profit	1,950,603	709,849	2,660,452
Capital expenditures	288,434	4,017	292,451
Segment Assets
September 30, 2006	$22,068,190	$1,518,599	$23,586,789
December 31, 2005	25,158,984	1,355,270	26,514,254

Below is a reconciliation of (i) total segment profit to operating profit on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented.  The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Profit for reportable segments	$517,488	$1,642,270	$1,792,664	$2,660,452
Elimination of intersegment profits	6,723	(15,975)	(7,675)	4,789

Operating profit	$524,211	$1,626,295	$1,784,989	$2,665,241

	September 30, 2006	December 31, 2005

Total assets for reportable segments	$23,586,789	$26,514,254
Elimination of intersegment assets	(104,853)	(82,531)

Total assets	$23,481,936	$26,431,723

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its permanent distribution centers in Texas, California, Arizona, Washington, Nevada and Florida and its temporary facility in Louisiana through August 2006.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts.  During the nine months ended September 30, 2006 and 2005, no single customer accounted for more than 10% of net sales, although sales to our top ten customers were approximately 17% and 20% of consolidated net sales in those periods, respectively.  In addition, sales to environmental contractors were approximately 43% and 48% for the nine months ended September 30, 2006 and 2005, respectively.  A reduction in spending on environmental projects could significantly impact sales.

The customer base is comprised of more than 3,500 accounts that have purchased from Abatix during the first nine months of 2006.  The largest customer owing money to the Company represented approximately 7% of the total receivables balance as of September 30, 2006, while the top ten companies represented approximately 25%.  Non-payment by any one of these accounts would have a significant negative impact on the cash flows of the Company.  During times of disasters, such as the hurricanes affecting the Gulf Coast region in 2005, the concentration of balances in a few customers could be significantly larger as it was at December 31, 2005 when the top ten accounts represented approximately 41% of the total receivable balance.  Most of these accounts, at both December 31, 2005 and September 30, 2006, have been customers of the Company for more than three years, with several being customers of the Company for more than ten years.

Although no vendor accounted for more than 10% of the Company’s sales, three product classes (groupings of similar products) accounted for greater than 10% of sales for the first nine months of 2006 or 2005.

•

The first product class, plastic sheeting and bags, accounted for approximately 20% and 17% of net sales in the first nine months of 2006 and 2005, respectively.  A major component of these products is petroleum.  Further increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

•

The second product class, disposable clothing, accounted for approximately 13% of net sales in both the first nine months of 2006 and 2005.  A majority of these products are produced internationally, predominantly in China.  Changes in the political or economic climates or other events (e.g., Avian Bird Flu, SARS, etc.) could impact our ability to obtain these products from our current source.

•

The third product class, abatement and restoration equipment, accounted for approximately 8% and 11% of net sales in the first nine months of 2006 and 2005 respectively.  This product class is made up of many vendors with many dissimilar products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2005.

The Company is a supplier of mainly safety related products and tools to workers involved in the construction, manufacturing and environmental markets.  From eight fully-stocked distribution facilities/sales offices in the western and southeastern part of the United States, the Company primarily distributes equipment and commodity products to the local geographic areas surrounding its facilities.

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

•

Controlling Costs – To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets.  We continuously review our general and administrative costs making adjustments where appropriate.  Our ability to control costs can be affected by outside factors, such as the price of fuel or other raw materials or increases in interest rates.  In addition, the cost to initially comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) is expected to exceed $850,000 by December 31, 2007, of which approximately $255,000 has been spent through September 30, 2006.

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

•

Customer Base – While no customer represents 10% or more of the Company’s revenues, there are several large customers, especially at IESI.  The loss of, or significant decline in revenues from, one or more of those customers would have an impact on our revenue and profitability.  The Company intends to pursue additional customers in an attempt to lessen the impact of any one customer and improve on existing customer relationships.  While we intend to market our customer service in an attempt to obtain higher margins, obtaining market share generally has a negative effect on product margins.

•

Competitive Environment – Past results and future prospects are significantly affected by the competitive environment in which we operate.  We experience intense competition for sales of our products in all of our markets.  Our competition ranges from small owner-operator distributors to large national retail chains selling to the construction and industrial industries. Typically, the smaller companies are built around very strong relationships which make it hard to penetrate, while the larger companies have a distinct geographic and price advantage.

In addition to the above mentioned critical success factors, significant short-term boosts of revenue, like the hurricanes of 2004 and 2005, although positively impacting the sales and net income of the Company, also place strains on the Company’s resources as partially identified below:

•	Non-recurring revenues
	•	Comparisons of financial results between periods are not always evident without reading the financial statements as a whole.
	•	There is no reliable method to determine the amount of impact disasters will have on the Company, nor is there a reliable method to determine how long the impact may last.

•	Accounts receivable
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

	•	Advance purchases in anticipation of increased sales and possible shortages in supply elongates the cash cycle.
	•	With higher interest rates, the increased borrowing levels normally associated with these events would translate to higher interest expense.

•	Human Resources
	•	There is significant planning time involved in responding to these events that would normally be spent on other areas of the business.
	•	Immediate response to these disasters is handled by currently employed personnel which can detract from the service levels provided to our customer base in our other facilities.
	•	We have generally found a lack of sufficient human resource talent outside of the Company to meet the short-term needs demanded by our temporary facilities.
	•	Significant amounts of time are spent managing and projecting the cash flows to ensure cash resources are available.
	•	Fluctuations in financial results can result in extra requirements placed on the corporate staff as a result of comments, inquiries and compliance with regulatory agencies.

Management has learned from our experience over the past three hurricane seasons and is working to improve our response to these types of events in an attempt to minimize the impact of the items mentioned above.  However, each event has its own set of challenges that require significant estimates and judgments of the Company personnel involved.

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

Overview of the Quarter and First Nine Months Results

•	Net sales decreased 17% for the third quarter and 1% for the first nine months when compared to 2005.
•	Gross profit decreased 20% for the third quarter and 1% the first nine months when compared to 2005.
•	Selling, general and administrative costs decreased 3% the third quarter and increased 6% for the first nine months when compared to 2005.
•	Net income of $162,000 decreased $820,000 for the third quarter when compared to 2005.
•	Net income of $766,000 decreased $764,000 for the first nine months when compared to 2005.

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

Results of Operations and Related Information

Third Quarter 2006 Compared With 2005

Net Sales

Consolidated net sales decreased 17% to $16,743,000 from 2005.  The Abatix operating segment net sales to external customers decreased 17% to $16,123,071, while the IESI operating segment net sales to external customers decreased 24% to $620,226.

•

The decrease in sales at the Abatix operating segment resulted from decreased sales to the environmental market due to the lack of events in 2006 comparable to the hurricanes in 2005, partially offset by increased sales to the construction and industrial markets.

•	The decrease in sales to external customers at the IESI operating segment resulted from lower sales to its two largest customers because of lower sales to end customers.

Gross Profit

Consolidated gross profit of $4,755,000 decreased 20% from 2005.  Expressed as a percentage of sales, gross profit was 28.4% and 29.6% in 2006 and 2005, respectively.  The decrease in gross profit dollars is primarily a result of:

•	Lower sales volume and pricing in the environmental market at the Abatix segment, and
•	Lower sales volume within the IESI segment, partially offset by
•	Higher pricing at the IESI segment.

Selling, General and Administrative (“S,G&A”) Expenses

S, G&A expenses of $4,231,000 decreased 3% from 2005. The significant changes are:
•	Lower commissions due to the lower sales volume,
•	Lower bad debt expense as the receivable quality and collection risk has improved,
•	Lower travel and entertainment expenses,
•	Lower freight expenses as a result of lower sales volume, partially offset by higher fuel costs, and
•	Lower legal expenses relating to the collection of accounts, partially offset by
•	Higher salaries and wage costs as a result of normal annual increases in wages and an increase in staff,
•	Higher rent due to the temporary facility in Louisiana and higher rent for our Dallas operations as we had a short-term lease for six months while awaiting completion of a new facility,
•	Higher depreciation expense resulting primarily from improved materials handling equipment in our Las Vegas, Houston and Dallas facilities since September 30, 2005, and
•	Higher expenses relating to our compliance with SOX 404.

Expressed as a percentage of sales, S,G&A expenses were 25.3% and 21.6% for 2006 and 2005, respectively, as the general and administrative costs were positively impacted by the hurricane revenue in 2005.

Additional Statement of Operations Commentary

•

Operating profit, as a percentage of sales, was 3.1% of sales in 2006 and 8.1% of sales in 2005.  The Abatix segment operating profit of 2.5% of sales for 2006 decreased from 7.4% in 2005.  The IESI segment operating profit of 13.9% of sales in 2006 decreased from operating profit of 19.7% in 2005.

	•	The decrease at the Abatix segment is a result of lower gross profit, partially offset by lower S, G, &A expenses.
	•	The decline at the IESI segment is a result of lower sales volume.
•	Interest expense of $149,000 increased approximately $53,000 from 2005 primarily due to higher interest rates and higher average borrowed balances.

•

Our effective tax rate was 56.8% in 2006 and 36.0% in 2005.  The effective tax rate is greater than the Federal statutory rate because it includes items that are not deductible for Federal income taxes, as well as state income taxes.  A significant portion of the increase in our effective rate for the third quarter of 2006 is attributable to the write-down of deferred tax assets (increasing income tax expense) as a result of the change in law in the State of Texas.

•

Net earnings of $162,000 or $.09 per share decreased approximately $820,000 from net earnings of $981,000 or $.57 per share in 2005 as a result of lower operating income, higher interest expense and higher taxes due to the change in law.

First Nine Months 2006 Compared With 2005

Net Sales

Consolidated net sales decreased 1% to $50,305,000 from 2005.  The Abatix operating segment net sales to external customers of $48,317,000 increased less than 1%, while the IESI operating segment net sales to external customers decreased 27% to $1,988,000.

•

The increase in sales at the Abatix operating segment resulted from increased sales to the construction and industrial markets which are impacted by the current status of the U.S. economy.  Partially offsetting this increase is a decline in sales to the environmental market, which is due to the positive impact of the hurricanes on 2005 sales.

•	The decrease in sales to external customers at the IESI operating segment resulted from lower sales to its two largest customers because of lower sales to end customers.

Gross Profit

Consolidated gross profit of $14,294,000 decreased 1% from 2005.  Expressed as a percentage of sales, gross profit was 28.4% and 28.5% in 2006 and 2005, respectively.  The decrease in gross profit dollars is primarily a result of:

•	Lower pricing as a result of the lower sales volume in the environmental market at the Abatix segment and,
•	Lower sales volume at the IESI segment, partially offset by
•	Higher sales volume in the industrial and construction markets at the Abatix segment, and
•	Higher pricing at the IESI segment.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses of $12,509,000 increased 6% from 2005. The significant changes are:
•	Higher labor costs as a result of normal annual increases in wages and an increase in staff,
•	Higher rent due to the temporary facility in Louisiana and higher rent for our Dallas operations as we had a short-term lease for six months while awaiting completion of a new facility,
•	Higher freight expenses as a result of higher fuel costs,
•	Higher depreciation expense resulting primarily from improved materials handling equipment in our Las Vegas, Houston and Dallas facilities since September 30, 2005, and
•	Higher expenses related to our compliance with SOX 404, partially offset by

•	Lower bad debt expense as the receivable quality and collection risk has improved,
•	Lower travel expenses,
•	Lower legal expenses related to the collection of accounts, and
•	Lower healthcare costs related to the change in accounting estimate in the second quarter of 2006, net of the specific additional health care costs in the third quarter.

Expressed as a percentage of sales, S, G&A expenses were 24.9% and 23.3% for 2006 and 2005, respectively, as the general and administrative costs increased at a faster rate than the growth in revenues.

Additional Statement of Operations Commentary

•

Operating profit of 3.5% of sales for 2006 decreased from 5.2% of sales in 2005.  The Abatix segment operating profit of 2.6% of sales in 2006 decreased from 4.0% in 2005.  The IESI segment operating profit of 19.2% of sales in 2006 decreased from 21.4% in 2005.

	•	The decline at the Abatix segment is a result of higher S,G&A.
	•	The decrease at the IESI segment is a result of lower sales volume.
•	Interest expense of $402,000 increased approximately $169,000 from 2005 primarily due to higher interest rates and higher borrowed balances.
•

Our effective tax rate was 44.2% in 2006 and 37.2% in 2005.  The effective tax rate is greater than the Federal statutory rate because it includes items that are not deductible for Federal income taxes, as well as state income taxes.  A significant portion of the increase in our effective rate for the first nine months of 2006 is attributable to the write-down of deferred tax assets (increasing income tax expense) as a result of the change in law in the State of Texas.

•

Net earnings of $766,000 or $.45 per share decreased approximately $764,000 from net earnings of $1,529,000 or $.89 per share in 2005 as a result of not having a significant event, as seen with the 2005 hurricanes, higher interest expense and higher taxes due to the change in law.

Liquidity and Capital Resources

Cash provided by operations during 2006 of $3,034,000 increased when compared to cash used by operations during 2005 of $456,000.

•	Accounts receivable
•

Gross accounts receivable decreased 16% since December 31, 2005 as the Company collected a majority of the money it was owed, primarily in the first quarter 2006, from customers that did significant hurricane related work in the Gulf Coast region in the second half of 2005.

•

Approximately 25% of the receivables balance is held by ten companies, with the largest company comprising approximately 7% of the receivables balance.  While these companies are long-term customers of Abatix and payment in full is expected, non-payment or delays in payment of these balances owed would have a significant negative impact on the cash flows of the Company.

•	Cash provided by operations were partially offset by:
	•	Net repayments on the notes payable, and
	•	The purchase of fixed assets.

Cash requirements for investing activities during 2006 of $862,000 increased by $573,000 when compared to 2005.  These requirements were primarily the purchase of material handling equipment related to space utilization improvements from the relocation of our Houston and Dallas operations, software to improve the functionality of the Company’s website and the normal upgrade of computer hardware and software. Purchases for the remainder of 2006 are estimated to be approximately $90,000 and are expected to include:

•	The replacement of delivery vehicles,
•	The continued normal upgrade of computer hardware and software,
•	Certain leasehold improvements for the San Francisco facility.

The Company has a $12,000,000 working capital line of credit with its financial institution and a $500,000 capital equipment credit facility.
•	Based on the borrowing formula calculated as of September 30, 2006, the Company had the capacity to borrow up to a maximum of $10,400,000 on its working capital line.
•	As of November 7, 2006, there are advances of $5,862,000 outstanding on the working capital credit facility.
•	As of November 7, 2006, there are advances of $348,000 outstanding on the capital equipment credit facility.
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

Contractual Obligations

The following table presents the Company’s total contractual obligations as of September 30, 2006 for which future cash flows are fixed or determinable (in thousands).

	2006	2007	2008	2009	2010	2011 and beyond	Total

Contractual obligations:
Operating leases	$203	$937	$799	$773	$673	$2,074	$5,459
Working capital line of credit	7,012	—	—	—	—	—	7,012
Equipment notes	38	151	128	79	1	—	397
Employment contracts	152	584	584	—	—	—	1,320
Open purchase orders	1,520	—	—	—	—	—	1,520
Office equipment leases and other	5	60	64	9	—	—	138

Total contractual obligations	$8,930	$1,732	$1,575	$861	$674	$2,074	$15,846

Commentary:
•	The amounts for 2006 represent the approximate contractual obligations for the remainder of 2006.
•

Even though the Company’s working capital line of credit agreement has a maturity date of October 2008, there is no defined payment schedule.  Therefore, this line of credit is classified as a current liability on the Consolidated Balance Sheets.  In addition, the above amount does not include a contractual obligation related to the interest since the interest rate is variable and the working capital line of credit balance fluctuates, therefore making the interest component not fixed and determinable.  If the September 30, 2006 balance were outstanding for an entire year, the interest payable would be approximately $540,000 at the Company’s current interest rate.

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

•	In the third quarter 2006, the existing employment agreements with the Chief Executive, Operating and Financial Officers were extended. The new expiration date is December 31, 2008.
•	The open purchase orders represent amounts the Company anticipates will become payable within the next year for saleable product.

New Accounting Standards

As previously reported, on July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 48, “Accounting for Uncertainties in Income Tax.”  The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards (“Statement”) No. 109, “Accounting for Income Taxes.”  FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and applies to all tax positions.  The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  Additionally, FIN 48 requires other annual disclosures.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 with earlier application permitted if no interim financial statements have been issued.  The Company has reviewed FIN 48 and does not expect any impact to its financial statements from FIN 48.

On September 8, 2006, The FASB posted a FASB Staff Position (“FSP”) No. AUG-AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP addresses the accounting for planned major maintenance activities and amends certain provisions in APB Opinion No. 28, “Interim Financial Reporting.”  This FSP is applicable to all industries and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The effective date of FSP No. AUG-AIR-1 is for the first fiscal year beginning after December 15, 2006.  The Company does not expect any impact to its financial statements from this FSP.

On September 13, 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Statement Misstatements.”  The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material.  The Company does not expect any impact to its financial statements from SAB No. 108.

On September 15, 2006, the FASB issued Statement No. 157, “Fair Value Measurement.”  Statement No. 157 will change current practice by defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date.  Statement No. 157 will require the market-based measurement, not an entity-specific measurement, based on the assumptions market participants would make in pricing the asset or liability.  The effective date of Statement No. 157 is for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect any impact to its financial statements from Statement No. 157.

On September 29, 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”   Statement No. 158 amends Statements 87, 88, 106 and 132(R).  Statement No. 158 would require employers to recognize the funded status of a benefit plan in its statement of financial position and recognize the gains or losses and prior service costs as a component of other comprehensive income. Employers must also measure defined benefit plan assets and obligations as of the date of the fiscal year financial statements and to disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arises from gains, losses or prior costs of service as well as transition of asset or obligation.  The effective date of Statement No. 158 is for fiscal years ending after December 15, 2006 for the funded status of a benefit plan and the disclosure requirements and fiscal years ending after December 15, 2008 for the measurement of plan assets benefit obligations.  The Company does not expect any impact to its financial statements from Statement No. 158.

Business Outlook

Our goal for 2006 is to produce revenue growth, exclusive of the non-recurring revenues in the Gulf Coast region in 2005, as it is vital to our long-term success.
•

We are anticipating the industrial and construction markets to remain steady as the general economy and, in particular, the real estate market, have stabilized.  However, recent increases in interest rates and the cost of materials for real estate projects could negatively impact those segments and the economy in general.

•

We anticipate growth in the environmental market, and in particular, the restoration subset of that market.  However, year over year growth in 2006 will not be possible because of the positive impact on our business, estimated at approximately $9,000,000, from the hurricanes in 2005.

•	We do not expect growth in the homeland security market. However, we will continue to seek both public and private sector opportunities.
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

•

Acquisitions, additional locations or other alternatives will most likely be critical for the long-term growth of the Company.  Although we are not certain if and when we will open more locations, we continue to evaluate certain markets as possibilities.  We are not currently evaluating any acquisitions.

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
•

In 2005, the Company began its work to initially comply with SOX 404 and has spent approximately $255,000 through September 30, 2006.  The Company currently estimates that it will incur in excess of $850,000 in costs, most of which are external costs, related to this work.  These costs do not include internal personnel costs because they are difficult to determine.  After our initial compliance, most of this personnel time will revert to operating and growing the business.

•	The revenues related to our Jacksonville facility are not expected to be sufficient to cover the operating costs in the first twelve to eighteen months of operations.
•

The Corporate office, including the Dallas sales/distribution center and our wholly-owned subsidiary, IESI, moved to a new facility in July 2006.  The Company incurred significant costs related to the move and related to the new facility.  Some of these costs are period costs and were expensed as incurred.  Other non-period costs (e.g., leasehold improvements) are being amortized or depreciated over time.

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

Depending on many factors, 2006 cash flow from operations is expected to be positive primarily due to the collection of receivables outstanding at December 31, 2005.  The December 31, 2005 receivable balance was higher than normal due to the increased sales in the last half of 2005 caused by the hurricanes in the Gulf Coast.  Improvements made to inventory levels, purchasing procedures and our cost structure have also had a positive impact on 2006 cash flow from operations.

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
•

The Company’s inventory turns have decreased over the past twelve months.  This decrease is primarily a result of the inventory levels in anticipation of continued sales in the areas impacted by the hurricanes in 2005 or for future water restoration business.  Continued work in reducing inventory levels is still needed; however, the Company believes its allowance for inventory obsolescence is sufficient to cover any valuation issues.

•

A new location could require approximately $100,000 in fixed asset purchases, comprised of computers, office furniture, warehouse racking and potentially a delivery vehicle.  Cash would be required to stock a location with product and to finance the customers’ purchases.  Cash flow from operations and borrowings on our lines of credit would most likely be used to finance any new location.

•

Unless the Company’s stock could be used as currency, any acquisitions would most likely require the raising of capital as the borrowing capacity on the lines of credit and the cash flow from operations would most likely not be sufficient to support an acquisition of reasonable size.

•	The Company currently estimates that it will incur in excess of $600,000 in additional costs through 2007 related to the initial compliance with SOX 404. These costs are expensed as incurred.

Information Concerning Forward-Looking Statements

Certain statements contained herein, among other things, are of a forward-looking nature relating to future events or the future business performance of Abatix.  Such statements involve a number of risks and uncertainties including, without limitation, the occurrence, timing and property devastation from disasters or lack thereof; global, national and local economic and political conditions; changes in laws and regulations relating to the Company’s products; the ability to import or source products; market acceptance of new products; existence or development of competitive products that outperform current product lines or are priced more competitively; inability to hire and train quality people or retain current employees; changes in interest rates; the financial status of and relationships with key customers and vendors, including non-trade vendors; efforts to control and/or reduce costs; fluctuations in oil prices; or the Company’s success in the process of management’s assessment and auditor attestation of internal controls, as required by the SOX 404.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the Company evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective in timely alerting them to material Company (including its consolidated subsidiary) events and information required to be included in the Company’s Exchange Act filings.

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

ABATIX CORP.
(Registrant)

Date: November 13, 2006	By:	/s/ Frank J. Cinatl, IV

Frank J. Cinatl, IV
Vice President and Chief Financial
Officer of Registrant
(Principal Accounting Officer)