Form 10-K
period 2006-12-31
ABATIX CORP
filed 2007-04-02
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number - 1-10184

ABATIX CORP.

(Exact name of registrant as specified in its charter)

Delaware	75-1908110

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Skyline Drive Suite 400, Mesquite, Texas	75149

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (214) 381-0322

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2006 (based on the closing stock price on the NASDAQ Capital Market on such date) was approximately $7,040,000.

1,711,148 shares of common stock, $.001 par value, were issued and outstanding on March 23, 2007.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 22, 2007 is incorporated by reference into Part III hereof.

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
•

Ponchatoula, Louisiana – August 2005 – The Company opened a temporary facility in response to hurricanes Katrina and Rita and the ensuing floods that devastated parts of Louisiana, Mississippi and Alabama. This facility was closed in August 2006.

•	Jacksonville – August 2006

(b)     Financial Information About Operating Segments

Information about the Company’s operating segments is included in Note 8 in the Notes to the Consolidated Financial Statements at Part IV, Item 15.

(c)     Narrative Description of Business

Based on 2006 sales, approximately 45% of the Company’s products are sold to environmental contractors, 20% to construction related firms, 26% to the industrial safety market and 9% to other firms.   The Company believes a majority of its sales for the foreseeable future will continue to be made to environmental contractors and considers its relationship with its customers to be excellent.

Environmental Industry

Asbestos Abatement Industry

Between 1900 and the early 1970’s, asbestos was extensively used for insulation and fireproofing in industrial, commercial and governmental facilities as well as private residences in the United States and in other industrialized countries.  In the mid-1980’s it was estimated that in the United States, approximately 20% of all buildings, excluding residences and schools, contained friable asbestos-containing materials that were brittle and were susceptible to the release of asbestos dust.  Various diseases, such as asbestosis, lung cancer and mesothelioma, have been linked to the exposure to airborne asbestos.  Through medical studies and the legal system, the public is aware of the diseases associated with asbestos.

Maintenance, repair, renovation or other activities can disturb asbestos-containing material and, if disturbed or damaged, asbestos fibers become airborne and pose a hazard to building occupants and the environment.  In 1986, Congress passed the Asbestos Hazard Emergency Response Act, which mandates inspections for asbestos, the adoption of asbestos abatement plans and the removal of asbestos from schools and facilities scheduled for renovation or demolition. In addition, state and local governments have also adopted asbestos-related regulations.  Even with these federal, state and local regulations, public and private budgetary constraints continue to limit the number and scope of asbestos abatement projects.

Lead Abatement Industry

The hazards of lead-based paint have been known for many years; however, the federal and state regulations requiring identification, disclosure and cleanup have been minimal.  In 1996, the Environmental Protection Agency (“EPA”) and the Department of Housing and Urban Development unveiled rules regarding lead-based paint in the residential markets.  These rules give homebuyers the right to test for lead-based paint before signing a contract.  In addition, although a landlord or home seller is not required to test for lead-based paint, the rules do require disclosure of such, if known.

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

Many asbestos and lead abatement contractors added restoration, including mold remediation, to their range of services, as did traditional restoration contractors.  Prior to 2000, the Company had very few sales to restoration contractors.  In late 2000, the Company began to see high levels of activity from this industry, primarily in Texas.  The growth in this portion of the restoration industry continued into the early part of the fourth quarter of 2002, but slowed significantly in the first half of 2003 primarily because insurance laws in Texas changed to eliminate or limit the insurance companies’ exposure to mold liabilities, resulting in fewer projects for contractors.  While there has been some increased legal activity in states other than Texas, the limited liability on insurance policies has inhibited the growth of this portion of the restoration industry.

Recently, the effects of the hurricanes that hit Florida in 2004 and the hurricanes that hit Louisiana and other parts of the Gulf Coast in 2005 have created a significant opportunity for the Company.  Although this revenue is not considered recurring, it provided an opportunity to improve our revenues and profitability and in limited circumstances it provides us the ability to gain new customers.

Construction Tools Supply Industry

Besides the normal hand and power tools, and associated consumable parts, supplied to the construction industry, the EPA and Occupational Safety and Health Administration (“OSHA”) have also established certain rules and regulations governing the protection of the environment and the protection of workers in this industry.

Currently, the Company supplies the construction tools industry primarily from its Las Vegas, Los Angeles, and Phoenix facilities and on a limited basis from its other facilities.  This industry is directly tied to the local economies and more specifically, the commercial real estate conditions within those markets.  The commercial real estate industry initially declined after the events of September 11, 2001, but has improved since 2004.  The Company anticipates this industry will remain stable in 2007 as the economy remains stable.

Industrial Safety Industry

The EPA and OSHA have established numerous rules and regulations governing environmental protection and worker safety and health.  The demand for supplies and equipment by U.S. businesses and governments to meet these rules and regulations has resulted in the creation of a multi-billion dollar industry.

As research identifies the degree of environmental or health risk associated with various substances and working conditions, new rules and regulations would be expected, although there have been no significant regulations in the past few years that have resulted in significant opportunities for the Company.  In addition, potentially offsetting these gains from new regulations are manufacturing automation and productivity improvements, which potentially result in fewer people to protect, and movement of labor intensive operations offshore where there is less regulation and lower labor costs.

Geographic Distribution of Business

The Company distributes over 22,000 industrial, construction tool, personal protection, safety and hazardous waste remediation products to approximately 4,000 active customers primarily located in the Southeast, Southwest, Midwest, Pacific Coast, Alaska and Hawaii.

Equipment and Supplies

An estimated 40% of the Company’s current year sales were environmental products and 31% were safety products, while construction tools and supplies accounted for 14%.  The remaining 15% of sales were miscellaneous products used by environmental contractors, construction contractors and industrial manufacturing facilities.

The Company buys products from manufacturers based on orders received from its customers as well as anticipated needs based on prior buying patterns and customer inquiries.  The Company maintains an inventory of disposable products and commodities as well as low cost equipment items.  Approximately 80% of the Company’s sales are of disposable items and commodity products, which are sold to customers at unit prices ranging from under $1.00 to $100.00.  The balance of sales is attributable to items consisting of lower priced equipment beginning at $20.00 to construction related tools or environmental equipment that can retail in excess of $10,000.  The Company currently does not manufacture any products, nor does it rent or lease any products to customers.  On a very limited scale, the Company provides warranty repair on certain equipment.  The Company does distribute certain disposable items under its own private label.

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

The Company also has a web site, www.abatix.com, with over 8,000 products.  This website allows customers to not only place orders on-line, but allows them to check pricing and availability, review their purchasing history and check the status of their account, including the ability to print copies of invoices.  Additionally, the web site has current industry and Company information, including historical press releases and the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

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

Inflation

The inflation rate for the United States economy has been relatively low over the past several years, with the 2006 inflation rate at 2.5%.  With the 2007 inflation rate expected to be in this same range, the Company believes inflation will not have a material impact on the Company’s operations or profitability in the near term; however, there are inflationary factors affecting our business.

The Company experienced cost increases in several of its major product lines during 2005 and 2006.  The majority of the price increases were passed along to customers in the form of higher selling prices, thereby having little effect on product margins.  We do not expect further price increases in certain product lines in 2007, but we believe any price increases will be able to be passed on to customers.  If we are unable to pass on these price increases, our gross margins and profitability would be negatively impacted.

The cost of fuel for the delivery vehicles (both inbound and outbound deliveries) increased during 2006 and impacted our profitability.  Also affecting profitability is the increased cost for utilities.

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

Government Regulation

As a supplier of products manufactured by others, the Company’s internal operations are not substantially affected by federal laws and regulations including those promulgated by the EPA and OSHA.  Most of the contractors and other purchasers of the Company’s equipment and supplies are subject to various government regulations.  However, legislation and regulations affecting manufacturers and purchasers of the Company’s products could have a substantial effect on the Company.

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

Employees

As of February 28, 2007, the Company employed a total of 105 full time, non-union employees including 3 executive officers, 17 managers, 60 administrative and marketing personnel and 25 clerical and warehouse personnel.  Not included in the aforementioned numbers are 15 contract employees working at the Company.  These contract employees are primarily performing warehouse activities.  The Company believes relations with its employees are excellent.

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

Economy.  The Company’s business follows the U.S. economy and, in particular, the health of the commercial real estate sector.  Although the U.S. economy has grown over the past two years, there is no assurance this growth or this level of output will continue.  In addition, further interest rate hikes could stifle the economy and the real estate sector such that there would be no growth or even a decline which would negatively impact our business.

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

Personnel.  A key component of our strategy is to provide value to our customers by building relationships and establishing a trusting working environment between our customers, our vendors and our staff.  The Company provides competitive compensation, benefits and other factors that have attracted our current staff.  In addition, hiring and training of additional staff is a key component to our growth plan.  However, there can be no assurance that our staff will remain employed by the Company, or that the Company will be able to hire and train replacement or additional staff.  Loss of staff could have an adverse impact on the Company’s financial results.

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

In addition, events like these attract people and companies that may not be competent or equipped to handle the magnitude of the projects which increases the risk for collection.  While we follow our normal credit application process to determine the credit worthiness of these potential customers, there is no assurance amounts will ultimately be collected.  However, the Company believes its reserves are adequate to cover any collection issues.

Cost Controls.  The Company has made strategic investments in its information systems and has other plans to improve our cost structure.  There is no assurance that such cost savings will be achieved.

Products.  A number of the Company’s products, such as plastic sheeting and bags, contain certain materials which are principally derived from petroleum.  These products are subject to price fluctuations based on changes in petroleum prices, availability and other factors.  Significant increases in prices for these products, as we experienced in 2005 and 2006, could adversely affect earnings if the Company does not or is unable to increase its selling price to customers or if adjustment to our selling price to customers significantly trails the increases in the cost of the products to us.

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

Internal Controls over Financial Reporting.  We expect to expend significant resources in developing the necessary documentation and testing procedures and performing the testing required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).  The total expenditure is currently estimated to be $800,000; however, the level of effort and resources needed to comply could change significantly.  In addition, if management identifies any significant deficiency or material weakness, we may be unable to attest to our internal controls and investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing may be negatively impacted.

Low Float and Volatility of Stock Price.  The low number of outstanding shares and resulting low amount of shares available for trade in the open market place can result in extreme volatility in the Company’s stock price.  Not only can the volatility of the stock price be concerning to long-term investors, but it could increase the difficulty in utilizing the stock to obtain capital for growth.

Interruptions in the Proper Functioning of Information Systems.  The continued proper functioning of our information systems is critical to operations of our business.  Although our information systems are protected through physical and software safeguards, these systems remain vulnerable to both intentional and unintentional issues.  For example, these systems are vulnerable to power interruptions, unauthorized physical access, unauthorized access to the system (hacking), communication interruptions, hardware failure, software corruption and natural disasters.  If the critical information systems fail or are unusable, our ability to conduct normal business could be severely affected.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Company maintains sales, distribution and warehouse centers in Los Angeles and San Francisco, California; Dallas and Houston, Texas; Phoenix, Arizona; Las Vegas, Nevada; Seattle, Washington; and Jacksonville, Florida.  In August 2006, the Company closed a temporary office in Ponchatoula, Louisiana that was set up to help contractors respond to the devastation in Louisiana, Mississippi and Alabama from the hurricanes.

As of December 31, 2006, the Company leases and occupies approximately 232,000 square feet of industrial space.  Included is approximately 8,000 square feet of office space for the Company’s headquarters. Abatix branch facilities range in size from 13,200 square feet to 33,900 and have leases expiring between April 2007 and August 2016.  IESI leases approximately 21,000 square feet of warehouse space.

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

	Common Stock Bid Price

	High	Low

2005
First Quarter	$10.46	$5.67
Second Quarter	8.30	4.75
Third Quarter	16.50	6.54
Fourth Quarter	18.50	9.75
2006
First Quarter	$14.78	$10.02
Second Quarter	11.69	7.87
Third Quarter	9.18	7.11
Fourth Quarter	7.71	5.60

On March 23, 2007, the closing price for the common stock was $7.05.

(b)     As of March 23, 2007, the approximate number of stockholders of record of the Company’s common stock is estimated to be less than 100, although we estimate that there are approximately 1,000 beneficial stockholders.

(c)     The Company has never paid cash dividends on its common stock.  Future dividend policy will depend on the Company’s earnings, capital requirements, expansion plans, financial conditions, tax laws and other relevant factors.  The Company currently does not anticipate paying cash dividends for the foreseeable future.

(d)     At the previous Annual Meeting of Stockholders in May 2006, the stockholders approved the 2006 Stock Plan.  As of March 23, 2007, no grants have been made from this plan.

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

	Year Ended December 31,

	2006	2005 [a]	2004 [a]	2003 [b]	2002 [c]

Selected Operating Results:
Net sales	$66,448	$70,626	$52,892	$48,893	$59,801

Gross profit	$18,848	$19,961	$14,370	$14,050	$17,437

Earnings before cumulative effect of change in accounting principle	$998	$2,084	$214	$61	$1,345
Cumulative effect of change in accounting principle [d]	—	—	—	—	(492)

Net earnings	$998	$2,084	$214	$61	$853

Basic and diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$.58	$1.22	$.13	$.04	$.79
Cumulative effect of change in accounting principle [d]	—	—	—	—	(.29)

Net earnings	$.58	$1.22	$.13	$.04	$.50

Basic and diluted weighted average shares outstanding	1,711	1,711	1,711	1,711	1,711

	As of December 31,

	2006	2005	2004	2003	2002

Selected Balance Sheet Data:
Current assets	$20,451	$24,966	$17,837	$14,617	$15,602
Current liabilities	10,364	15,347	10,306	7,590	8,461
Total assets	22,342	26,431	19,272	16,342	17,152
Total liabilities	10,377	15,381	10,306	7,590	8,461
Retained earnings	11,646	10,730	8,646	8,432	8,371
Stockholders’ equity	11,965	11,050	8,966	8,752	8,691

[a]	The 2005 and 2004 results include the increase in sales and profitability related to the cleanup efforts from the hurricanes in Louisiana and Florida, respectfully.
[b]	Sales to mold related jobs declined significantly in 2003 due to the reduction in insurance coverage for homeowners.
[c]

The 2002 results include the increase in sales related to the affects of Tropical Storm Allison in Texas.  In addition, the Company, primarily in the Texas markets, experienced a significant growth in sales related to the increased awareness of toxic molds in homes and buildings.

[d]

The cumulative effect of change in accounting principle resulted from the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The Company is a supplier of mainly safety related products and tools to workers involved in the construction and manufacturing markets.  From eight fully-stocked distribution facilities/sales offices in the western and southeastern part of the United States, the Company primarily distributes equipment and commodity products to the local geographic areas surrounding its facilities.

IESI, the Company’s wholly-owned subsidiary, primarily imports disposable clothing from China.  IESI sells their product throughout the United States and the Caribbean through the Abatix distribution channels, as well as through other distributors.

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

•

Controlling Costs – To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets.  We continuously review our general and administrative costs making adjustments where appropriate.  Our ability to control costs can be affected by outside factors, such as the price of oil or other raw materials or increases in interest rates.  In addition, the cost to initially comply with SOX 404 is expected to total approximately $800,000 by December 31, 2007.  This cost would most likely negate any of our cost reduction efforts.

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
o

Fluctuations in financial results can result in extra requirements placed on the corporate staff as a result of comments, inquiries from the investment community and compliance with requests from regulatory agencies.

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

Overview of 2006 Results

•	Net sales decreased 6% when compared to 2005.
•	Gross profit decreased 6% when compared to 2005.
•	Selling, general and administrative costs increased 2% when compared to 2005.
•	Net income of $998,000 decreased $1,086,000 when compared to 2005.

This discussion and analysis of our results of operations and financial condition is intended to provide investors with an understanding of the Company’s recent performance, its financial condition and its prospects.  We will discuss and provide our analysis of the following:

•	Results of Operation and Related Information
•	Liquidity and Capital Resources
•	Critical Accounting Policies
•	New Accounting Standards
•	Business Outlook
•	Information Concerning Forward-Looking Statements

Results of Operation and Related Information

2006 Compared With 2005

Net Sales

Consolidated net sales decreased 6% to $66,448,000 from 2005.  The Abatix operating segment net sales decreased 5% to $63,429,000, while the IESI operating segment net sales to external customers decreased 15% to $3,019,000.

•	The decrease in sales at the Abatix operating segment resulted from:
	o	decreased sales to the environmental market, primarily the restoration submarket, due to the lack of events in 2006 comparable to the hurricanes in 2005, partially offset by
	o	increased sales to the industrial market as spending from manufacturing facilities have improved due to the current state of the U.S. economy, and
	o	increased sales to the construction market due to the current state of the commercial real estate sector of the U.S. economy.
•	The decrease in sales to external customers at the IESI operating segment resulted from lower sales to its two largest customers due to lower sales to end users.

Gross Profit

Consolidated gross profit of $18,848,000 decreased 6% from 2005.  Expressed as a percentage of sales, gross profit was 28.4% and 28.3% in 2006 and 2005, respectively.  The decrease in gross profit dollars is primarily a result of:

•	lower sales volume in the environmental market at the Abatix Segment and,
•	lower sales volume within the IESI segment, partially offset by
•	higher pricing at the IESI segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $16,591,000 increased 2% from 2005.  Expressed as a percentage of sales, selling, general and administrative expenses were 25.0% and 23.0% for 2006 and 2005, respectively.  The significant changes are:

•	Higher labor costs as a result of normal annual increases in wages and an increase in staff,
•	Higher rent due to the temporary facility in Louisiana and higher rent for our Dallas operations as we had a short-term lease for six months while awaiting completion of a new facility,
•	Higher travel and entertainment expenses,
•	Higher depreciation expense resulting primarily from improved materials handling equipment in our Las Vegas, Houston and Dallas facilities,
•	Higher freight expenses as a result of higher fuel costs, partially offset by a lower sales volume, and
•	Higher expenses relating to our preparation towards complying with SOX 404, partially offset by
•	Lower commissions due to the lower sales volume,
•	Lower bad debt expense as the receivable quality and collection risk has improved,
•	Lower legal expenses relating to the collection of accounts.

Additional Statement of Operations Commentary

•

Operating profit of 3.4% of sales for 2006 decreased from 5.3% of sales in 2005.  The Abatix segment operating profit of 2.5% of sales for 2006 decreased from 4.3% of sales in 2005.  The IESI segment operating profit of 15.8% of sales in 2006 decreased from 19.8% in 2005.

	o	The decrease at the Abatix segment is a result of lower gross profit and higher selling, general and administrative expenses.
	o	The decline at the IESI segment is a result of lower sales volume.
•	Interest expense of $518,000 increased approximately $147,000 from 2005 primarily due to higher interest rates.
•

Our effective tax rate was 42.6% in 2006 which compared with 38.0% in 2005.  The effective tax rate is greater than the Federal statutory rate because it includes items that are not deductible for Federal income taxes, as well as state income taxes.  A significant portion of the increase in our effective rate for 2006 is attributable to the reduction of deferred tax assets (increasing income tax expense) in the third quarter as a result of the change in law in the State of Texas.

•

Net earnings of $998,000 or $.58 per share decreased $1,086,000 from net earnings of $2,084,000 or $1.22 per share in 2005 as a result of lower operating income, higher interest expense and higher taxes due to the change in law.

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

	o	increased sales to the restoration market as a result of the potentially non-recurring weather related events in California,
	o	increased sales to the industrial manufacturing market as spending from manufacturing facilities have increased due to current state of the U.S. economy,
	o	increased sales to the construction market due to the current state of the commercial real estate sector of the U.S. economy, and
	o	increased selling prices on many products resulting from increases in product costs from suppliers primarily due to the increase in raw material and transportation costs.
•	The increase in sales at the IESI operating segment resulted from market penetration at primarily two key customers and those customers’ ability to capture market share from competitors’ products.

Gross Profit

Consolidated gross profit of $19,961,000 increased 39% from 2004.  Expressed as a percentage of sales, gross profit was 28.3% and 27.2% in 2005 and 2004, respectively.

•	The increase in gross profit dollars is primarily a result of higher sales volume primarily to the restoration market.
•	The increase in the gross profit rate is primarily a result of product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $16,236,000 increased 18% from 2004.  Expressed as a percentage of sales, selling, general and administrative expenses were 23.0% and 25.9% for 2005 and 2004, respectively.  The significant changes are:

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

	o	2004 includes a $20,000 additional tax expense as a result of an adjustment to the 2001 tax year.
•	Net earnings of $2,084,000 or $1.22 per share increased $1,870,000 from net earnings of $214,000 or $.13 per share in 2004. The increase in net earnings is primarily due to the higher sales volume.

Liquidity and Capital Resources

Cash provided by operations during 2006 of $4,634,000 compared to cash used in operations during 2005 of $3,482,000.

•	Accounts receivable
o

Gross accounts receivable decreased 21% since December 31, 2005 as the Company collected a majority of the money it was owed, primarily in the first quarter 2006, from customers that did significant hurricane related work in the Gulf Coast region in the second half of 2005.

o

Approximately 31% of the receivables balance is held by ten companies, with the largest company comprising approximately 6% of the receivables balance.  While these companies are long-term customers of Abatix and payment in full is expected, non-payment or delays in payment of these balances owed would have a significant negative impact on the cash flows of the Company.

•	Gross inventory decreased 8% since December 31, 2005. This decrease is a result of a decrease in inventory related to hurricane related work in the Gulf Coast Region.

Cash requirements for investing activities during 2006 of $951,000 increased by $474,000 when compared to 2005.  These requirements were primarily the purchase of:

•	delivery vehicles,
•	computer hardware and software,
•	new furniture, and
•	warehouse equipment related to the move of two branches into new facilities.

Purchases in 2007 are estimated to be approximately $300,000 and will primarily include replacement of vehicles and computers.

The Company has a $12,000,000 working capital line of credit with its financial institution and a $500,000 capital equipment credit facility.

•	Based on the borrowing formula calculated as of February 28, 2007, the Company had the capacity to borrow up to a maximum of $9,881,000 on its working capital line.
•	As of March 27, 2007, there are advances of $4,160,000 outstanding on the working capital credit facility.
•	As of March 27, 2007, there are advances of $292,000 outstanding on the capital equipment credit facility.
•	Both credit facilities expire in October 2007 and bear a variable rate of interest tied to the prime rate. Although, the Company, at its option, can convert the loan to a Libor rate loan.
•	The equipment facility is payable on demand.
•	The majority of the Company’s credit facilities are at one financial institution. There is risk associated with having the majority of the Company’s relationship with one financial institution.

Off-Balance Sheet Arrangements

The Company does not have any material exposure to off-balance sheet arrangements, nor does the Company have any variable interest entities or activities that include nonexchange-traded contracts accounted for at fair value.

Contractual Obligations

The following table presents the Company’s total contractual obligations as of December 31, 2006 for which cash flows are fixed or determinable (in thousands).

	Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Working Capital Line of Credit	$5,270	$5,270	$—	$—	$—
Long-Term Debt Obligations	359	151	208	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	5,717	1,022	2,540	906	1,249
Inventory Purchase Obligations	1,552	1,552	—	—	—
Other Purchase Obligations	409	246	163	—	—
Employment Contracts	1,230	615	615	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Total	$14,537	$8,856	$3,526	$906	$1,249

Commentary:

•

Even though the Company’s working capital line of credit agreement is a two-year term with a maturity date of October 2007, there is no defined payment schedule.  Therefore, this line of credit is classified as a current liability on the Consolidated Balance Sheets.  In addition, the above amount does not include a contractual obligation related to the interest since the interest rate is variable and the working capital line of credit balance fluctuates, therefore making the interest component not fixed and determinable.  If the December 31, 2006 balance were outstanding for an entire year, the interest payable would be approximately $409,000 at the Company’s current interest rate.

•

The Company’s long-term debt obligations are comprised of equipment notes with terms of 24 to 60 months in length.  Certain of these term notes also have a call feature, and are therefore classified as current liabilities on the Consolidated Balance Sheets.  The other term notes with no call feature are properly classified between the current liabilities and non-current liabilities sections on the Consolidated Balance Sheets.

•	The inventory purchase obligations represent purchase order amounts the Company anticipates will become payable within the next year for saleable product.
•	The other purchase obligations include amounts due on contracts for telecommunication and credit services.
•	The employment agreements with the Chief Executive, Operating and Financial Officers were effective on January 1, 2007 and expire on December 31, 2008.

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

Deferred Tax Assets and Potential Income Tax Assessments

As of December 31, 2006, the Company has recorded a net deferred tax asset. In determining the valuation allowances to establish against these deferred tax assets, if any, the Company considers many factors, including the specific taxing jurisdiction, income tax strategies and forecasted earnings. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Retained Insurable Risks

The Company has elected to self insure for health care related costs, but does have catastrophic coverage.  The accrued liabilities for incurred but not reported events are based upon historical loss patterns, specific events that the Company may become aware of and management’s judgment.

New Accounting Standards

In November 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43, Chapter 4.”  Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Statement No. 151 was adopted on January 1, 2006.  There was no material impact resulting from the adoption of Statement No. 151 on the Company’s financial statements.

In December 2004, FASB issued Statement No. 123R, “Share-Based Payment.”  Statement No. 123R revises Statement No. 123, supersedes Accounting Principles Board (“APB”) Opinion No. 25 and amends Statement No. 95.  Statement No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recognized over the period during which an employee is required to provide service in exchange for the award.  The provisions of this Statement are effective for public entities that do not file as small business issuers as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005.  Statement No. 123R was adopted on January 1, 2006.  There was no impact resulting from the adoption of Statement No. 123R on the Company’s financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies the term conditional asset retirement obligation as used in Statement No. 143, “Accounting for Asset Retirement Obligations,” by stating that the obligation to perform the asset retirement activity is not conditional even though the timing or method of retirement may be conditional.  Consequently, FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.  FIN 47 is effective for years ending after December 15, 2005.  FIN 47 was adopted on January 1, 2006.  There was no impact resulting from the adoption of FIN 47 on the Company’s financial statements.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” a replacement for APB Opinion No. 20 and FASB Statement No. 3.  Statement 154 applies to all voluntary changes in accounting principle and changes the requirement for accounting for and reporting of a change in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  While the correction of an error is not an accounting change, Statement 154 requires the restatement of previously issued financial statements.  This Statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Statement No. 154 was adopted on January 1, 2006.  There was no material impact resulting from the adoption of Statement No. 154 on the Company’s financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty.”  The first issue surrounds the recognition of a nonmonetary transaction at fair value rather than at recorded amounts.  The second issue surrounds the classification of two or more nonmonetary transactions being viewed as a single nonmonetary transaction.  With respect to the first issue, the Company does, on occasion, purchase and sell finished goods inventory to other companies within the same line of business.  These transactions have been recognized at the recorded amount in accordance with the EITF tentative conclusion.  With respect to the second issue, the EITF created a list of indicators that would trigger two or more nonmonetary transaction be accounted for as a single transaction.  The Task Force agreed that this Issue should be applied to new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. There was no material impact resulting from the application of this Issue No. 04-13 on the Company’s financial statements.

In February 2006, the FASB posted the final FSP Statement No. 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  This FSP amends paragraphs 32 and A229 of FASB Statement of No. 123R.  This FSP is to be applied on the initial adoption of FASB Statement No. 123R.  This FSP was adopted on January 1, 2006.  There was no material impact resulting from the adoption of this FSP on the Company’s financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement, which amends Statement No. 133 and No. 140, (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  Statement No. 155 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of Statement No. 155 on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140.”  This Statement, which amends Statement No. 140: (1) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; (3) Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; (4) At its initial adoption, permits a one-time reclassification of available-for-sale securities under Statement 115 under certain conditions; and (5) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  Statement No. 156 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of Statement No. 156 on the Company’s financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainties in Income Tax.”  The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement No. 109, “Accounting for Income Taxes.”  FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and applies to all tax positions.  The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  Additionally, FIN 48 requires other annual disclosures.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 with earlier application permitted if no interim financial statements have been issued.  FIN 48 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of Fin 48 on the Company’s financial statements.

In September 2006, The FASB posted FSP No. AUG-AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP addresses the accounting for planned major maintenance activities and amends certain provisions in APB Opinion No. 28, “Interim Financial Reporting.”  This FSP is applicable to all industries and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The effective date of FSP No. AUG-AIR-1 is for the first fiscal year beginning after December 15, 2006.  FSP No. AUG-AIR-1 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of FSP No. AUG-AIR-1 on the Company’s financial statements.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Statement Misstatements.”  The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material.  Effective January 1, 2006, the Company adopted SAB No. 108.  The transition provisions of SAB No. 108 allow the cumulative effect of immaterial misstatements relating to prior periods to be adjusted to retained earnings as of the beginning of the year of adoption.  In accordance with these transition provisions, we reduced retained earnings to reflect the proper carrying cost of inventory for rebates received from vendors in prior years.  These misstatements do not affect previously reported cash flows from operations and the impact on prior years’ financial position and results of operations was immaterial.  See Notes 1 and 11 to the Consolidated Financial Statements for more information.  The total cumulative impact is as follows:

Retained earnings	$83,208
Deferred income taxes	49,924
Inventory	(133,132)

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement.”  Statement No. 157 will change current practice by defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date.  Statement No. 157 will require the market-based measurement, not an entity-specific measurement, based on the assumptions market participants would make in pricing the asset or liability.  The effective date of Statement No. 157 is for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”   Statement No. 158 amends Statements 87, 88, 106 and 132(R).  Statement No. 158 would require employers to recognize the funded status of a benefit plan in its statement of financial position and recognize the gains or losses and prior service costs as a component of other comprehensive income. Employers must also measure defined benefit plan assets and obligations as of the date of the fiscal year financial statements and to disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arises from gains, losses or prior costs of service as well as transition of asset or obligation.  The effective date of Statement No. 158 is for fiscal years ending after December 15, 2006 for the funded status of a benefit plan and the disclosure requirements and fiscal years ending after December 15, 2008 for the measurement of plan assets benefit obligations.  Statement No. 158 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of Statement No. 158 on the Company’s financial statements.

Business Outlook

Our goal for 2007 is to produce revenue growth, exclusive of any non-recurring revenues that may occur, as it is vital to our long-term success.

•

We are anticipating the industrial manufacturing and construction markets to remain steady as the general economy and, in particular, the commercial real estate market, have stabilized.  However, recent increases in interest rates and the cost of materials for real estate projects could negatively impact those segments and the economy in general.

•	We anticipate growth in the environmental market, and in particular, the restoration subset of that market.
•	Hiring of additional sales and support staff will be critical for long-term growth of the Company.
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

Overall margins for 2007 are anticipated to be in the 27 – 28% range.

•

We are utilizing certain tools and reporting from our computer system in an effort to enhance margins.  In addition, these tools and reporting should allow us to identify issues that can be addressed more quickly, thereby minimizing possible margin erosion.

•	We continue to evaluate the consolidation of certain vendors to gain value.
•	Alternative methods for sourcing products are also being evaluated to enhance our purchasing process.
•	However, further competitive pressures or changes in the customer or product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

The Company will need to further reduce costs to stay competitive and improve on its profitability.

•

We intend to continue evaluating costs, including labor related costs, rent and freight which make up approximately 75% of our selling, general and administrative costs, to ensure our cost structure is in line with our revenue stream and supports our business model.

•	In 2005, the Company began its work to comply with SOX 404. The Company currently estimates that it will incur in excess of $800,000 in costs, most of which are external costs, related to this work.
•	Unless revenues improve significantly and are sustainable, selling, general and administrative expenses are estimated to be in the 24 – 25% range for 2007.
•

The Company’s credit facilities are variable rate notes tied to the lending institution’s prime or Libor rates.  Increases in these rates have already and could continue to negatively affect the Company’s earnings.

Depending on many factors, including the timing of sales, cash flow from operations for the entire year of 2007 is expected to be positive as improvements are made to inventory and purchasing and there is further refinement in our cost structure.

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

•	The Company currently estimates that it will incur approximately $480,000 in additional costs through 2007 related to the implementation of SOX 404.

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

Since the Company’s working capital and equipment lines of credit are variable rate notes, the Company is exposed to interest rate risk.  Based on the Company’s debt at December 31, 2006 and 2005, an increase of 100 basis points in the United States prime rate would have negatively impacted the Company’s net earnings for the years then ended by $31,000 and $61,000, respectively.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data are included under Part IV, Item 15(a)(l) and (2) of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the Company evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective in timely alerting them to material Company (including its consolidated subsidiary) events and information required to be included in the Company’s Exchange Act filings.

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

Changes in Internal Control

There have been no changes in the Company’s internal controls over financial reporting or in other factors that occurred during the fourth quarter of the fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2006.

Item 11.	Executive Compensation.

This Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2006.

Item 14.	Principal Accounting Fees and Services.

This Item 14 is incorporated herein by reference from the Company’s definitive Proxy Statement to be filed with the SEC not later than one hundred twenty (120) days after December 31, 2006.

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

(4)(a)	Specimen Certificate of Common Stock filed as Exhibit (4)(a) to the Registration Statement on Form S-18, filed January 8, 1989, and herein incorporated by reference.

(4)(b)	Specimen of Redeemable Common Stock Purchase Warrant filed as Exhibit (4)(b) to the Registration Statement on Form S-18, filed February 9, 1989, and herein incorporated by reference.

(10)(a)(vi)	Employment Agreement with Terry W. Shaver effective January 1, 2007.*

(10)(b)(vi)	Employment Agreement with Gary L. Cox effective January 1, 2007.*

(10)(c)(ii)	Employment Agreement with Frank J. Cinatl, IV effective January 1, 2007.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2007.

ABATIX CORP.

By:	/s/ Terry W. Shaver

Terry W. Shaver
President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Terry W. Shaver	President, Chief Executive Officer	March 26, 2007
and Director (Principal Executive Officer)
Terry W. Shaver

/s/ Gary L. Cox	Executive Vice President,	March 26, 2007
Chief Operating Officer and Director
Gary L. Cox

/s/ Frank J. Cinatl	Executive Vice President and Chief	March 26, 2007
Financial Officer (Principal Financial and Accounting Officer)
Frank J. Cinatl, IV

/s/ Donald N. Black	Director	March 26, 2007

Donald N. Black

/s/ Eric A. Young	Director	March 26, 2007

Eric A. Young

/s/ A. David Cook	Director	March 26, 2007

A. David Cook

ABATIX CORP. AND SUBSIDIARY

All other schedules have been omitted as the required information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Abatix Corp.:

We have audited the accompanying consolidated balance sheets of Abatix Corp. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006.  In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abatix Corp. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

KPMG LLP

Dallas, Texas
March 23, 2007

ABATIX CORP. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

Assets
Current assets:
Cash	$151,311	$790,097
Trade accounts receivable, net of allowance for doubtful accounts of $731,569 in 2006 and $663,300 in 2005	9,286,359	12,029,054
Inventories	9,773,334	10,842,852
Prepaid expenses and other assets	625,165	861,480
Deferred income taxes (note 4)	614,558	440,646
Receivables from employees	—	1,630

Total current assets	20,450,727	24,965,759
Property and equipment, net (note 2)	1,433,184	1,034,248
Deferred income taxes (note 4)	346,942	328,067
Other assets	111,434	103,649

	$22,342,287	$26,431,723

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long term debt (note 3)	$5,615,779	$9,917,338
Accounts payable	3,523,849	3,419,561
Accrued compensation	190,996	413,506
Other accrued expenses	1,033,076	1,597,145

Total current liabilities	10,363,700	15,347,550
Long term debt	13,412	33,697

Total liabilities	10,377,112	15,381,247

Stockholders’ equity (note 5):
Preferred stock - $1 par value, 500,000 shares authorized; none issued	—	—
Common stock - $.001 par value, 5,000,000 shares authorized; issued 2,437,314 shares in 2006 and 2005	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	11,645,520	10,730,821
Treasury stock at cost, 726,166 common shares in 2006 and 2005	(2,257,342)	(2,257,342)

Total stockholders’ equity	11,965,175	11,050,476
Commitments and contingencies (note 10)

	$22,342,287	$26,431,723

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net sales	$66,447,847	$70,626,403	$52,892,213
Cost of sales	(47,599,603)	(50,665,826)	(38,521,908)

Gross profit	18,848,244	19,960,577	14,370,305
Selling, general and administrative expenses	(16,590,757)	(16,236,361)	(13,719,943)

Operating profit	2,257,487	3,724,216	650,362
Other income (expense):
Interest expense	(517,686)	(370,655)	(242,643)
Other, net	(904)	5,507	1,763

Earnings before income taxes	1,738,897	3,359,068	409,482
Income tax expense (note 4)	(740,990)	(1,274,808)	(195,317)

Net earnings	$997,907	$2,084,260	$214,165

Basic and diluted net earnings per common share	$.58	$1.22	$.13

Basic and diluted weighted average shares outstanding	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006 2005 and 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity

	Shares Issued	Amount			Shares	Amount

Balance at December 31, 2003	2,437,314	$2,437	$2,574,560	$8,432,396	726,166	$(2,257,342)	$8,752,051
Net earnings	—	—	—	214,165	—	—	214,165

Balance at December 31, 2004	2,437,314	2,437	2,574,560	8,646,561	726,166	(2,257,342)	8,966,216
Net earnings	—	—	—	2,084,260	—	—	2,084,260

Balance at December 31, 2005	2,437,314	2,437	2,574,560	10,730,821	726,166	(2,257,342)	11,050,476
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes (see Note 11)	—	—	—	(83,208)	—	—	(83,208)

Adjusted balance at January 1, 2006	2,437,314	2,437	2,574,560	10,647,613	726,166	(2,257,342)	10,967,268
Net earnings	—	—	—	997,907	—	—	997,907

Balance at December 31, 2006	2,437,314	$2,437	$2,574,560	$11,645,520	726,166	$(2,257,342)	$11,965,175

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$997,907	$2,084,260	$214,165
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	545,051	423,472	462,437
Deferred income taxes	(142,863)	(94,529)	(71,914)
Provision for losses on receivables	171,509	672,463	416,026
Provision for obsolescence of inventory	165,982	252,824	151,720
Loss on disposal of assets	8,773	11,078	1,261
Changes in operating assets and liabilities:
Receivables	2,571,186	(3,398,377)	(2,531,603)
Inventories	770,404	(3,895,835)	(1,397,147)
Prepaid expenses and other assets	236,315	(180,735)	161,753
Refundable income taxes	—	—	204,894
Other assets, primarily deposits	(7,785)	(21,199)	(2,000)
Accounts payable	104,288	(199,003)	1,108,245
Accrued expenses	(786,579)	863,243	591,293

Net cash provided by (used in) operating activities	4,634,188	(3,482,338)	(690,870)

Cash flows from investing activities:
Purchase of property and equipment	(974,935)	(481,804)	(157,784)
Proceeds from the disposal of fixed assets	22,175	700	—
Advances to employees	(11,385)	(1,063)	(8,997)
Collection of advances to employees	13,015	4,860	3,570

Net cash used in investing activities	(951,130)	(477,307)	(163,211)

Cash flows from financing activities:
Borrowings on notes payable	18,281,590	25,184,279	16,248,866
Repayments on notes payable	(22,603,434)	(20,772,980)	(15,232,420)

Net cash (used in) provided by financing activities	(4,321,844)	4,411,299	1,016,446

Net (decrease) increase in cash	(638,786)	451,654	162,365
Cash at beginning of year	790,097	338,443	176,078

Cash at end of year	$151,311	$790,097	$338,443

See accompanying notes to consolidated financial statements.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

	(a)	General

Abatix Corp. (“Abatix”) and subsidiary (collectively, the “Company”) market and distribute personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial safety industry and, combined with tools and tool supplies, the construction industry.  At December 31, 2006, the Company operated eight sales and distribution centers in six states.  Abatix’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through Abatix’s distribution channels and through other distributors.

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

	(b)	Accounts Receivable

Accounts receivable consist of sales, on terms, to customers that have been deemed to be credit worthy.  The Company establishes reserves for customer accounts that are potentially uncollectible.  Management’s methodology used to estimate the allowance is based on many factors including economic conditions that may affect a specific industry, geographic region or specific customer, historical trends, the age of the receivables, which is based on days past invoice date, and payment history of specific customers.  A write-off occurs when Management deems the Company will not collect on the receivable.  Actual write-offs could be materially different than the reserves.

	(c)	Inventories

Inventories consist of materials and equipment for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(d)	Vendor Consideration

The Company provides numerous programs to promote its vendors’ products, including catalogs, the Internet and other marketing programs.  Most of these programs support multiple vendors.  To the extent funds received from vendors can specifically be identified with a marketing program, those funds are included in selling, general and administrative (advertising) expenses as a reduction to the cost of the marketing program.  Rebates earned from vendors that are based on purchases reduce cost of sales.  However, the Company calculates the amount of rebates that should be applied to ending inventory in each reporting period and capitalizes that estimate into inventory.

(e)	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets.

(f)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(g)	Revenue Recognition

As the Company’s standard shipping terms are FOB shipping point, revenue is recognized when the goods are shipped. Shipping fees billed to customers are included in net sales.  The costs related to these shipping fees, which are included in selling, general and administrative expense, were $1,782,000, $1,641,000 and $1,262,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Taxes assessed by governmental agencies and ultimately remitted to such governmental agencies are not recorded as revenue on the Company’s Statement of Operations.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(h)	Lease Costs

The Company has operating leases for all of its facilities.  The Company factors the known terms that will occur during the term of the lease and applies the straight-line method to determine rent expense.  Known factors include such items as rent increases, if determinable, rent holidays or rent concessions.

(i)	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $324,000, $289,000 and $134,000 in 2006, 2005 and 2004, respectively.

(j)	Retained Insurance Reserves

The Company has elected to self insure for health care related costs, but does have catastrophic coverage.  The accrued liabilities for incurred but not reported events are based upon historical loss patterns, specific events that the Company may become aware of and management’s judgment.

(k)	Earnings per Share

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

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year, while diluted earnings per share includes the effects of all dilutive potential common shares.  As of December 31, 2006, 2005 and 2004, there were no dilutive securities outstanding.  Basic earnings per share and diluted earnings per share amounts were equal for the years ended December 31, 2006, 2005, and 2004.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(l)	Statements of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.  The Company held no cash equivalents at December 31, 2006 or 2005.

The Company paid interest of $496,512, $381,116 and $233,259 in 2006, 2005, and 2004, respectively, and income taxes of $1,508,717, $989,749 and $32,139 in 2006, 2005, and 2004, respectively.

(m)	Income Taxes

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

(n)	New Accounting Standards

In November 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43, Chapter 4.”  Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Statement No. 151 was adopted on January 1, 2006.  There was no material impact resulting from the adoption of Statement No. 151 on the Company’s financial statements.

In December 2004, FASB issued Statement No. 123R, “Share-Based Payment.”  Statement No. 123R revises Statement No. 123, supersedes Accounting Principles Board (“APB”) Opinion No. 25 and amends Statement No. 95.  Statement No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recognized over the period during which an employee is required to provide service in exchange for the award.  The provisions of this Statement are effective for public entities that do not file as small business issuers as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005.  Statement No. 123R was adopted on January 1, 2006.  There was no impact resulting from the adoption of Statement No. 123R on the Company’s financial statements.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies the term conditional asset retirement obligation as used in Statement No. 143, “Accounting for Asset Retirement Obligations,” by stating that the obligation to perform the asset retirement activity is not conditional even though the timing or method of retirement may be conditional.  Consequently, FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.  FIN 47 is effective for years ending after December 15, 2005.  FIN 47 was adopted on January 1, 2006.  There was no impact resulting from the adoption of FIN 47 on the Company’s financial statements.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” a replacement for APB Opinion No. 20 and FASB Statement No. 3.  Statement 154 applies to all voluntary changes in accounting principle and changes the requirement for accounting for and reporting of a change in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  While the correction of an error is not an accounting change, Statement 154 requires the restatement of previously issued financial statements.  This Statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Statement No. 154 was adopted on January 1, 2006.  There was no material impact resulting from the adoption of Statement No. 154 on the Company’s financial statements.

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

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Task Force agreed that this Issue should be applied to new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.  There was no material impact resulting from the application of this Issue No. 04-13 on the Company’s financial statements.

In February 2006, the FASB posted the final FSP Statement No. 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  This FSP amends paragraphs 32 and A229 of FASB Statement of No. 123R.  This FSP is to be applied on the initial adoption of FASB Statement No. 123R.  This FSP was adopted on January 1, 2006.  There was no material impact resulting from the adoption of this FSP on the Company’s financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement, which amends Statement No. 133 and No. 140, (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  Statement No. 155 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of Statement No. 155 on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140.”  This Statement, which amends Statement No. 140: (1) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; (3) Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; (4) At its initial adoption, permits a one-time reclassification of available-for-sale securities under Statement 115 under certain conditions; and (5) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  Statement No. 156 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of Statement No. 156 on the Company’s financial statements.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainties in Income Tax.”  The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement No. 109, “Accounting for Income Taxes.”  FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and applies to all tax positions.  The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  Additionally, FIN 48 requires other annual disclosures.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 with earlier application permitted if no interim financial statements have been issued.  FIN 48 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of Fin 48 on the Company’s financial statements.

In September 2006, The FASB posted FSP No. AUG-AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP addresses the accounting for planned major maintenance activities and amends certain provisions in APB Opinion No. 28, “Interim Financial Reporting.”  This FSP is applicable to all industries and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The effective date of FSP No. AUG-AIR-1 is for the first fiscal year beginning after December 15, 2006.  FSP No. AUG-AIR-1 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of FSP No. AUG-AIR-1 on the Company’s financial statements.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Statement Misstatements.”  The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material.  Effective January 1, 2006, the Company adopted SAB No. 108.  See Note 11 for further discussion.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement.”  Statement No. 157 will change current practice by defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date.  Statement No. 157 will require the market-based measurement, not an entity-specific measurement, based on the assumptions market participants would make in pricing the asset or liability.  The effective date of Statement No. 157 is for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Statement No. 158 amends Statements 87, 88, 106 and 132(R).  Statement No. 158 would require employers to recognize the funded status of a benefit plan in its statement of financial position and recognize the gains or losses and prior service costs as a component of other comprehensive income. Employers must also measure defined benefit plan assets and obligations as of the date of the fiscal year financial statements and to disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arises from gains, losses or prior costs of service as well as transition of asset or obligation.  The effective date of Statement No. 158 is for fiscal years ending after December 15, 2006 for the funded status of a benefit plan and the disclosure requirements and fiscal years ending after December 15, 2008 for the measurement of plan assets benefit obligations.  Statement No. 158 was adopted on January 1, 2007.  There was no material impact resulting from the adoption of Statement No. 158 on the Company’s financial statements.

(2)	Property and Equipment

Property and equipment consists of the following at December 31, 2006 and 2005:

	Estimated Useful Life	2006	2005

Furniture and equipment	3 - 5 years	$3,499,105	$3,013,540
Transportation equipment	3 - 5 years	486,678	473,770
Leasehold improvements	3 - 10 years	490,078	507,977

		4,475,861	3,995,287
Less accumulated depreciation and amortization		(3,042,677)	(2,961,039)

Net property and equipment		$1,433,184	$1,034,248

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Notes Payable

At December 31, 2006, the Company has a $12,000,000 working capital line of credit and a $500,000 capital equipment facility with its financial institution.  The working capital facility allows the Company to borrow up to 80% of the book value of eligible trade receivables plus the lesser of 40% of eligible inventory or $3,000,000, up to a maximum of $12,000,000.  The capital equipment facility provides for individual borrowings at 80% of the purchased equipment’s cost.  These credit facilities require the Company to maintain a minimum level of trailing twelve months earnings before interest, taxes, depreciation and amortization and a debt to equity level that the Company is not to exceed.  These credit facilities are secured by accounts receivable, inventories and equipment.

	•	Based on the borrowing formula calculated as of December 31, 2006, the Company had the capacity to borrow up to the maximum of $9,584,805 on its working capital line.
	•	As of December 31, 2006, there are advances of $5,270,000 outstanding on the working capital credit facility.
	•	As of December 31, 2006 there are advances of $325,000 outstanding on the capital equipment credit facility.
	•	As of December 31, 2006 and 2005, the Company’s rate of interest on these agreements was 7.75% and 6.75%, respectively.
•

Both credit facilities expire in October 2007.  The Company believes it will be able to extend our credit facilities or obtain financing from another source as substantially similar amounts, terms and conditions.

	•	Since there is no defined payment schedule for the working capital line of credit, it is classified as a current liability on the Consolidated Balance Sheets.
	•	Although the terms of the equipment facility range from twenty-four to forty-eight monthly installments of principal and interest, this facility is payable on demand.
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

The Company has two notes payable to Ford Motor Credit Corporation secured by two of the Company’s vehicles.  The first note is for 36 months, maturing in February 2008, and carries a 0% interest rate.  At December 31, 2006, the balance owed was approximately $18,000.  The second note is for 60 months, maturing in February 2010, and carries a 0% interest rate.  At December 31, 2006, the balance owed was approximately $16,000.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(4)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 consists of:

	2006	2005	2004

Current:
Federal	$750,489	$1,159,855	$215,012
State	133,363	209,482	52,219

Total current expense	883,852	1,369,337	267,231

Deferred:
Federal	(129,528)	(80,350)	(61,127)
State	(13,334)	(14,179)	(10,787)

Total deferred expense	(142,862)	(94,529)	(71,914)

Total income tax expense	$740,990	$1,274,808	$195,317

A reconciliation of expected federal income tax expense (based on the U.S. corporate income tax rate of 34%) to actual income tax expense for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004

Expected income tax expense	$591,225	$1,142,083	$139,224
State income taxes, net of related federal tax benefit	79,219	128,900	27,345
Nondeductible meals, entertainment expense	25,826	18,742	7,160
Other	44,720	(14,917)	21,588

Actual income tax expense	$740,990	$1,274,808	$195,317

The effective tax rate is greater than the Federal statutory rate because it includes items that are not deductible for Federal income taxes, as well as state income taxes.  A significant portion of the increase in our effective rate for the 2006 is attributable to the reduction of deferred tax assets (increasing income tax expense) as a result of the change in law in the State of Texas on May 18, 2006 when the Texas Governor signed into law a Texas margin tax (H.B. No. 3).  This law restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Because the tax base on the Texas margin tax is derived from an income-based measure, we believe the margin tax is an income tax and, therefore, the provisions of Statement No. 109 regarding the recognition of deferred taxes apply to the new margin tax.  In accordance with Statement No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date.  Therefore, the Company recalculated its deferred tax assets and liabilities for Texas based on the new margin tax and the cumulative effect of changes was reported for income taxes in 2006.  The impact of this change in deferred tax assets increased our tax expense by approximately $50,000 in 2006.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

The state income taxes in 2004 are higher than expected because Texas is not a unitary state and excludes certain deductions in calculating the Texas franchise tax.

The income tax effects of temporary differences that gave rise to the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Allowance for doubtful accounts	$274,340	$265,321
Inventory	424,026	291,930
Goodwill	225,315	273,907
Property and equipment, principally due to differences in depreciation	45,322	54,160
Deferred rent	76,304	—

Total gross deferred tax assets	1,045,307	885,318

Deferred tax liabilities:
Retained insurance reserves	(43,109)	—
Prepaid expenses	(40,698)	(116,605)

Total gross deferred tax liabilities	(83,807)	(116,605)

Net deferred tax assets	$961,500	$768,713

The net deferred tax assets are classified as follows:
Current assets	$614,559	$440,646
Noncurrent assets	346,941	328,067

Net deferred tax assets	$961,500	$768,713

Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating earnings will more likely than not be sufficient to realize the benefit of the deferred tax assets.  Accordingly, the Company has not provided a valuation allowance for deferred tax assets in any period presented.

The Company records liabilities in current income taxes for potential assessments resulting from tax audits.  Any accruals relate to uncertain tax positions in, potentially, a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions.  These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Company’s U.S. federal income tax returns have been audited through 2001 and all federal assessments of additional taxes, interest and penalties have been paid through 2001.  The Company has no liabilities recorded as of December 31, 2006 or 2005.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5)	Stockholders’ Equity

The Company has 726,166 shares that are held as treasury shares. The last purchase of treasury shares was in 1999. Currently, there is no authorized plan to repurchase shares.

(6)	Benefit Plans

The Company has a 401(k) profit sharing plan, under which eligible employees may request the Company deduct and contribute a portion of their compensation to the plan.  The Company, at its discretion, matches a portion of employee contributions to the plan.  Contributions by the Company to the 401(k) plan aggregated $97,120, $92,432 and $77,823 during 2006, 2005 and 2004, respectively.

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

Identification of operating segments is based principally upon differences in the types and distribution channel of products.  The Company’s reportable segments consist of Abatix and IESI.  The Abatix operating segment includes the Company’s corporate operations, seven aggregated branches and temporary facilities, if any, which are principally engaged in distributing environmental, safety and construction equipment and supplies to contractors and industrial manufacturing facilities in the western half of the United States.  The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix.  The IESI operating segment distributes products throughout the United States and Caribbean.

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

	Abatix	IESI	Totals

2006
Sales from external customers	$63,428,622	$3,019,225	$66,447,847
Intersegment sales	—	1,183,184	1,183,184
Interest expense	517,686	—	517,686
Depreciation and amortization	526,868	18,183	545,051
Segment profit	1,603,764	665,876	2,269,640
Segment assets	20,592,919	1,877,793	22,470,712
Capital expenditures	846,856	128,079	974,935
2005
Sales from external customers	$67,058,222	$3,568,181	$70,626,403
Intersegment sales	—	849,205	849,205
Interest expense	370,655	—	370,655
Depreciation and amortization	416,067	7,405	423,472
Segment profit	2,857,589	874,573	3,732,162
Segment assets	25,158,984	1,355,270	26,514,254
Capital expenditures	477,787	4,017	481,804
2004
Sales from external customers	$50,105,619	$2,786,594	$52,892,213
Intersegment sales	—	567,399	567,399
Interest expense	242,643	—	242,643
Depreciation and amortization	456,597	5,840	462,437
Segment profit	148,990	509,778	658,768
Segment assets	17,679,153	1,757,079	19,436,232
Capital expenditures	157,784	—	157,784

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

	2006	2005	2004

Profit for reportable segments	$2,269,640	$3,732,162	$658,768
Elimination of intersegment profits	(12,153)	(7,946)	(8,406)

Operating profit	$2,257,487	$3,724,216	$650,362

Total assets for reportable segments	$22,470,712	$26,514,254	$19,436,232
Elimination of intersegment assets	(128,425)	(82,531)	(164,308)

Total assets	$22,342,287	$26,431,723	$19,271,924

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its permanent distribution centers in Texas, California, Arizona, Washington, Nevada and Florida and its temporary facilities, if any.  The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts.  During 2006, 2005 and 2004, no single customer accounted for more than 10% of net sales, although sales to environmental contractors, which include sales to contractors responding to the effects of hurricanes in both 2005 and 2004, were approximately 45%, 53% and 46% of consolidated net sales in 2006, 2005 and 2004, respectively.  A reduction in spending on environmental projects could significantly impact sales.

The top ten companies owing money to the Company make up approximately 31% of the total receivable balance, with the largest customer accounting for approximately 6%.  These accounts have been customers of the Company for more than four years, with several being customers of the Company for more than ten years.  While payment is expected in full, non-payment or delays in payment by any one of these accounts would have a significant negative impact on the cash flows of the Company.

Although no vendor’s products accounted for more than 10% of the Company’s sales, three product classes (groupings of similar products) accounted for greater than 10% of sales in 2006.

•

The first product class, plastic sheeting and bags, accounted for approximately 19%, 17% and 16% of net sales in 2006, 2005 and 2004, respectively.  A major component of these products is petroleum.  Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

•

The second product class, disposable clothing, accounted for approximately 13%, 13% and 12% of net sales in 2006, 2005 and 2004, respectively.  A majority of these products are produced internationally, predominantly in China.  Changes in political climates could impact our ability to obtain these products from our current source.

•

The third product class, abatement and restoration equipment, accounted for approximately 8%, 13% and 8% of net sales in 2006, 2005 and 2004, respectively.  This product class is made up of many vendors with many dissimilar products.

(9)	Change in Accounting Estimate

In the second quarter of 2006, the Company obtained improved data related to its liability for health care costs incurred, but not reported.  Based on this improved data, the Company reduced its liability for these costs by approximately $134,000.  In the third quarter of 2006, the Company became aware of certain health care costs related to three separate instances that were considered to be beyond our normal accrual.  Therefore, the Company increased its liability for these costs by $70,000 for these three instances during the third quarter.

(10)	Commitments and Contingencies

The Company leases warehouse and office facilities and certain office equipment under long-term noncancelable operating leases expiring at various dates through August 2016.  These leases generally contain standard terms and conditions.  The following is a schedule of future minimum lease payments under these leases as of December 31, 2006:

2007	$1,022,000
2008	905,000
2009	869,000
2010	767,000
2011	587,000
Thereafter	1,567,000

$5,717,000

Rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $1,386,592, $1,258,912 and $1,261,156, respectively.

The Company has non-cancellable contracts with other companies that provide a range of services, including telecommunications and credit services.  The terms of these contracts range between twenty-four and thirty-six months.  Future payments for these contracts as of December 31, 2006 will be approximately $246,000 and $163,000 in 2007 and 2008, respectively.

The Company has employment agreements with three officers that are effective from January 1, 2007 through December 31, 2008. The agreements provide for minimum annual compensation of $614,900.

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(11)	Adoption of SAB No. 108

As discussed under New Accounting Standards in Note 1, the SEC released SAB No. 108 in September 2006.  Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements.  The transition provisions of SAB No. 108 permit the Company to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years.  SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented.  Such adjustments do not require previously filed reports with the SEC to be amended.

During the fourth quarter, the Company reviewed the accounting for rebates received from vendors in accordance with the provisions of EITF Issue No. 02-16.  The result of this review showed that a portion of the consideration received from vendors should be applied as a reduction of the carrying cost of inventory rather than as an immediate reduction of cost of sales.

Historically, the Company evaluated uncorrected errors utilizing the rollover approach and the impact of this rebate timing error was immaterial to prior years’ financial position and statement of operations.  However, in accordance with the provisions of SAB No. 108, the Company reduced retained earnings as of January 1, 2006 to reflect the capitalization to inventory for rebates received from vendors in prior years.  The total cumulative impact is as follows:

Retained earnings	$83,208
Deferred income taxes	49,924
Inventory	(133,132)

The following table shows the impact on amounts previously reported in 2006 under the provisions of SAB No. 108 (unaudited).

	Increase (decrease)

	For the three months ended March 31, 2006	For the three months ended June 30, 2006	For the six months ended June 30, 2006	For the three months ended September 30, 2006	For the nine months ended September 30, 2006

Cost of sales	$656	$26,746	$27,402	$(16,499)	$10,903
Gross profit	(656)	(26,746)	(27,402)	16,499	(10,903)
Operating profit	(656)	(26,746)	(27,402)	16,499	(10,903)
Earnings before income taxes	(656)	(26,746)	(27,402)	16,499	(10,903)
Income tax expense	(256)	(10,579)	(10,835)	6,012	(4,823)
Net earnings	(400)	(16,167)	(16,567)	10,487	(6,080)

ABATIX CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(12)	Selected Quarterly Data (unaudited)

	Quarter

	First [a]	Second [a]	Third [a,b]	Fourth [b]	Total

2006
Net sales	$16,606,330	$16,955,806	$16,743,297	$16,142,414	$66,447,847
Gross profit	4,638,707	4,872,666	4,771,353	4,565,518	18,848,244
Operating profit	485,822	747,554	540,710	483,401	2,257,487
Net earnings	219,597	367,795	172,097	238,418	997,907
Basic and diluted earnings per common share	.13	.21	.10	.14	.58
2005
Net sales	$14,726,765	$16,027,711	$20,148,247	$19,723,680	$70,626,403
Gross profit	4,141,745	4,389,450	5,969,217	5,460,165	19,960,577
Operating profit	389,032	649,914	1,626,295	1,058,975	3,724,216
Net earnings	198,315	349,713	981,348	554,884	2,084,260
Basic and diluted earnings per common share	.12	.20	.57	.32	1.22

[a] Certain amounts for the first, second and third quarters of 2006 have been changed to reflect the changes related to SAB No. 108. See Note 11.
[b] The growth in revenues and profitability in the third and fourth quarters of 2005 is primarily a result of the clean up following the hurricanes that hit the Gulf Coast.

Schedule II

ABATIX CORP. AND SUBSIDIARY

Valuation and Qualifying Accounts
Years ended December 31, 2006, 2005 and 2004

	Balance at beginning of year	Additions charged to costs and expenses	Other	Deductions		Balance at end of year

Year ended December 31:
Allowance for Doubtful Accounts:
2006	$663,300	171,509	—	103,240	A	$731,569

2005	$368,074	672,463	—	377,237	A	$663,300

2004	$277,830	416,026	—	325,782	A	$368,074

Inventory Reserve:
2006	$461,694	165,982	—	141,597	B	$486,079

2005	$476,424	252,824	—	267,554	B	$461,694

2004	$454,699	151,720	—	129,995	B	$476,424

Retained Insurance Reserve:
2006	$153,687	535,947	—	622,002	C	$67,632

2005	$152,131	413,071	—	411,515	C	$153,687

2004	$66,456	541,674	—	455,999	C	$152,131

A	Represents the write-off of uncollectible accounts.
B	Represents the disposal of obsolete inventory.
C	Represents claims and administrative cost.

S-1