Form 10-Q
period 2007-03-31
ABATIX CORP
filed 2007-05-11
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number: 1-10184

ABATIX CORP.

(Exact name of registrant as specified in its charter)

Delaware	75-1908110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Skyline Drive, Suite 400, Mesquite, Texas	75149
(Address of principal executive offices)	(Zip Code)

(214) 381-0322
(Registrant’s telephone number, including area code)

(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]      Accelerated filer [ ]      Non-accelerated filer [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [✓]

Common stock outstanding at May 9, 2007 was 1,711,148.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets
Assets	March 31, 2007 (Unaudited)	December 31, 2006
Current assets:
Cash	$222,002	$151,311
Trade accounts receivable, net of allowance for doubtful accounts of $647,512 in 2007 and $731,569 in 2006	9,686,688	9,286,359
Inventories	9,244,406	9,773,334
Prepaid expenses and other assets	458,908	625,165
Deferred income taxes	530,937	614,558
Total current assets	20,142,941	20,450,727
Property and equipment, net of accumulated depreciation of $3,027,794 in 2007 and $3,042,677 in 2006	1,321,414	1,433,184
Deferred income taxes	358,944	346,942
Other assets	115,479	111,434
	$21,938,778	$22,342,287
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long term debt	$4,740,818	$5,615,779
Accounts payable	3,414,473	3,523,849
Accrued compensation	332,917	190,996
Other accrued expenses	1,117,144	1,033,076
Total current liabilities	9,605,352	10,363,700
Long term debt	9,613	13,412
Total liabilities	9,614,965	10,377,112

Stockholders’ equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	-	-
Common stock - $ .001 par value, 5,000,000 shares authorized; 2,437,314 shares issued in 2007 and 2006	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	12,004,158	11,645,520
Treasury stock at cost, 726,166 common shares in 2007 and 2006	(2,257,342)	(2,257,342)
Total stockholders’ equity	12,323,813	11,965,175
Commitments and contingencies
	$21,938,778	$22,342,287
See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$17,257,511	$16,606,330
Cost of sales	(12,084,432)	(11,967,623)
Gross profit	5,173,079	4,638,707

Selling, general and administrative expenses	(4,452,320)	(4,152,885)
Operating profit	720,759	485,822

Other income (expense):
Interest expense	(100,302)	(130,280)
Other, net	6,128	4,564
Earnings before income taxes	626,585	360,106

Income tax expense	(267,947)	(140,509)
Net earnings	$358,638	$219,597

Basic and diluted net earnings per common share	$.21	$.13

Basic and diluted weighted average shares outstanding (note 2)	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$358,638	$219,597
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	143,090	118,871
Deferred income taxes	71,619	(106,401)
Provision for losses on receivables	27,561	83,842
Provision for obsolescence of inventory	29,886	34,260
(Gain) loss on disposal of assets	(4,567)	551
Changes in operating assets and liabilities:
Receivables	(427,890)	2,988,291
Inventories	499,042	684,913
Prepaid expenses and other assets	166,257	310,086
Other assets, primarily deposits	(4,045)	(18,954)
Accounts payable	(109,376)	(627)
Accrued expenses	225,989	(593,276)
Net cash provided by operating activities	976,204	3,721,153

Cash flows from investing activities:
Purchase of property and equipment	(32,882)	(52,726)
Proceeds from the disposal of fixed assets	6,129	-
Advances to employees	(5,725)	(363)
Collection of advances to employees	5,725	1,022
Net cash used in investing activities	(26,753)	(52,067)

Cash flows from financing activities:
Borrowings on notes payable	5,666,026	3,259,179
Repayments on notes payable	(6,544,786)	(7,218,231)
Net cash used in financing activities	(878,760)	(3,959,052)

Net increase (decrease) in cash	70,691	(289,966)
Cash at beginning of period	151,311	790,097
Cash at end of period	$222,002	$500,131

Supplemental Information:
Cash paid for interest	$101,124	$104,771
Cash paid for income taxes	$7,437	$537,700

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company") market and distribute personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial industry, and, combined with tools and tool supplies, the construction industry. At March 31, 2007, the Company operated eight sales and distribution centers in six states, including our Jacksonville, Florida office which opened in August 2006. In response to the summer 2005 hurricanes, the Company operated a temporary facility in Ponchatoula, Louisiana from September 2005 until August 2006.

The Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc. (“IESI”) imports disposable protective clothing products sold through the Company’s distribution channels and through other distributors.

Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006 contains a description of the Company’s significant accounting policies. Since December 31, 2006, there have been no changes in our critical accounting policies and no significant changes to our assumptions and estimates related to them, except as discussed in the following paragraph.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, which was adopted on January 1, 2007, the Company accrues for interest and penalties associated with income tax liabilities in accordance with applicable tax laws. There was no material impact from the adoption of FIN 48. Any charges for interest and penalties related to income tax liabilities are recorded in the provision for income taxes on the Consolidated Statements of Operations. The Company’s U.S. federal income tax returns have been audited through 2001 and all federal assessments of additional taxes, interest and penalties have been paid. The Company’s tax years 2002 - 2006 remain subject to state (primarily Texas, California and Arizona) and local audits from all jurisdictions from which we operated during those periods. There are no unrealized tax benefits as of March 31, 2007, nor does the Company anticipate any change in its unrealized tax benefits during the next twelve months.

As more fully described in Note 11 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108 effective January 1, 2006. During the fourth quarter of 2006, the Company determined that an immaterial portion of the consideration received from vendors should be applied as a reduction of the carrying cost of inventory rather than as an immediate reduction of cost of sales. In accordance with the provisions of SAB No. 108, the Company elected to adjust previously reported financial statements for immaterial errors the next time they are presented. Therefore, the financial statements herein for the first quarter of 2006 have been adjusted for the application of vendor consideration to the carrying cost of inventory.

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

(2) Earnings per Share

The Company has a stockholder-approved equity compensation plan (“2006 Stock Plan”). The maximum number of equivalent shares of Common Stock authorized for issuance and issuable in various forms under the 2006 Stock Plan is three hundred thousand (300,000) shares, although no shares have been issued.

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three month period ended March 31, 2007 and 2006, there were no dilutive securities outstanding.

(3) Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Abatix and IESI. The Abatix operating segment includes the Company’s corporate operations, aggregated operating branches (including any temporary facilities), which are principally engaged in distributing environmental, safety and construction equipment and supplies to contractors and manufacturing facilities in the west, southwest and southeast portions of the United States. The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States and the Caribbean.

The accounting policies are consistent in each operating segment as described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006. The Company evaluates the performance of its operating segments based on operating profit after a charge for the carrying value of inventory and accounts receivable. Intersegment sales are at agreed upon pricing and intersegment profits are eliminated in consolidation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no significant noncash items.

	Abatix	IESI	Totals
Three months ended March 31, 2007
Sales from external customers	$16,215,194	$1,042,317	$17,257,511
Intersegment sales	283	332,931	333,214
Interest expense	100,302	-	100,302
Depreciation and amortization	134,935	8,155	143,090
Segment profit	539,703	191,468	731,171
Capital expenditures	28,200	4,682	32,882

Three months ended March 31, 2006
Sales from external customers	$15,992,430	$613,900	$16,606,330
Intersegment sales	-	221,953	221,953
Interest expense	130,280	-	130,280
Depreciation and amortization	116,894	1,977	118,871
Segment profit	299,873	176,181	476,054
Capital expenditures	52,726	-	52,726

Segment Assets
March 31, 2007	$20,297,379	$1,806,152	$22,103,531
December 31, 2006	20,592,919	1,877,793	22,470,712

Below is a reconciliation of (i) total segment profit to operating profit on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	March 31,
	2007	2006
Profit for reportable segments	$731,171	$476,054
Elimination of intersegment profits	(10,412)	9,768
Operating profit	$720,759	$485,822

	March 31,	December 31,
	2007	2006
Total assets for reportable segments	$22,103,531	$22,470,712
Elimination of intersegment assets	(164,753)	(128,425)
Total assets	$21,938,778	$22,342,287

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its permanent distribution centers in Texas, California, Arizona, Washington, Nevada and Florida and its temporary facilities, if any. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the three months ended March 31, 2007 and 2006, no single customer accounted for more than 10% of net sales, although sales to our top ten customers were approximately 17% and 20% of consolidated net sales in those periods, respectively. In addition, sales to environmental contractors were approximately 41% and 42% for the three months ended March 31, 2007 and 2006, respectively. A loss of one of the top customers or a reduction in spending on environmental projects could significantly impact sales.

The receivables balance is comprised of more than 2,500 accounts. The largest customer owing money to the Company represented approximately 7% of the total receivables balance as of March 31, 2007, while the top ten companies represented approximately 26%. While most of these accounts at March 31, 2007 have been customers of the Company for more than three years, with several being customers of the Company for more than ten years, non-payment by any one of these accounts would have a significant negative impact on the cash flows of the Company. During times of disasters, the concentration of balances in a few customers could be significantly larger.

Although no vendor accounted for more than 10% of the Company’s sales, the top ten vendors represented 38% of sales in both the first three months of 2007 and 2006. In addition, three product classes (groupings of similar products) accounted for greater than 10% of sales for the first three months of 2007 or 2006.

•
The first product class, plastic sheeting and bags, accounted for approximately 17% and 19% of net sales in the first three months of 2007 and 2006, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

•
The second product class, disposable clothing, accounted for approximately 16% and 14% of net sales in the first three months of 2007 and 2006, respectively. A majority of these products are produced internationally, predominantly in China. Changes in the political or economic climates or other events (e.g., Avian Bird Flu, SARS, etc.) could impact our ability to obtain these products from our current source.

•
The third product class, abatement and restoration equipment, accounted for approximately 10% and 9% of net sales in the first three months of 2007 and 2006 respectively. This product class is made up of many vendors with many dissimilar products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2006.

The Company is a supplier of mainly safety related products and tools to workers involved in the construction, manufacturing and environmental markets. From eight fully-stocked distribution facilities/sales offices in the west, southwest and southeast parts of the United States, the Company primarily distributes equipment and commodity products to the local geographic areas surrounding its facilities.

IESI, the Company’s wholly-owned subsidiary, primarily imports disposable clothing from China. IESI sells their product throughout the United States and the Caribbean through the Abatix distribution channels, as well as other distributors.

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

•
Controlling Costs - To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets. We continuously review our general and administrative costs making adjustments where appropriate. Our ability to control costs can be affected by outside factors, such as the price of oil or other raw materials or increases in interest rates. In addition, the cost to initially comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) is expected to total more than $800,000 by December 31, 2007. This cost will most likely negate any of our cost reduction efforts.

•
Geographic Expansion - The Company needs to leverage our infrastructure and knowledge over a larger revenue base. While the Company intends to focus on growing revenues in its existing locations, the Company will also explore geographic expansion. This expansion could come in the form of opening a new location in a new geographic market or acquiring an existing company in a market where the Company currently does not operate. These possibilities require significant planning time and financial resources which could limit our ability to implement.

•
Customer Base - While no customer represents 10% or more of the Company’s revenues, there are several large customers, especially at IESI. The loss of, or significant decline in revenues from, one or more of those customers would have an impact on our revenue and profitability. The Company intends to pursue additional customers in an attempt to lessen the impact of any one customer and improve on existing customer relationships. While we intend to market our customer service in an attempt to obtain higher margins, obtaining market share generally has a negative effect on product margins.

•
Competitive Environment - Past results and future prospects are significantly affected by the competitive environment in which we operate. We experience intense competition for sales of our products in all of our markets. Our competition ranges from small owner-operator distributors to large national companies selling to the construction and/or industrial industries. Typically, the smaller companies are built around very strong relationships which make it hard to penetrate, while the larger companies have a distinct geographic and price advantage.

In addition to the above mentioned critical success factors, significant short-term boosts of revenue, like the hurricanes of 2004 and 2005, although positively impacting the sales and net income of the Company, also place strains on the Company’s resources. The most significant items are:

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

•	There is significant time involved in planning and responding to these events by employees that would normally be spent on other areas of the business.

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

Overview of First Quarter 2007 Results

•	Net sales increased 4% when compared to 2006.
•	Gross profit increased 12% when compared to 2006.
•	S,G&A costs increased 7% when compared to 2006.
•	Net income of $359,000 increased $139,000 when compared to 2006.

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

Results of Operations and Related Information

First Quarter 2007 Compared With 2006

Net Sales

Consolidated net sales increased 4% to $17,258,000 from 2006. The Abatix operating segment net sales to external customers increased 1% to $16,215,000 while the IESI operating segment net sales to external customers increased 70% to $1,042,000.
•	The increase in sales to external customers at the Abatix operating segment resulted from increased sales to the industrial and construction markets.
•
The increase in sales to external customers at the IESI operating segment resulted from customer purchases in the first quarter of 2007 in anticipation of delays resulting from the Chinese New Year holiday.

Gross Profit

Consolidated gross profit of $5,173,000 increased 12% from 2006. Expressed as a percentage of sales, gross profit was 30.0% and 27.9% in 2007 and 2006, respectively. The increase in gross profit dollars is primarily a result of:
•	Change in product mix at the Abatix segment,
•	Higher sales volume in the industrial and construction markets at the Abatix segment, and
•	Higher sales volume within the IESI segment.

S,G&A Expenses

S,G&A expenses of $4,452,000 increased 7% from 2006. Expressed as a percentage of sales, S,G&A expenses were 25.8% and 25.0% for 2007 and 2006, respectively. The significant changes are:
•	Higher salaries and wage costs as a result of normal annual increases in wages and an increase in staff,
•	Higher expenses relating to our compliance with SOX 404,
•	Higher sales commissions,
•	Higher freight expenses as a result of higher sales volume and higher fuel costs, and
•
Higher depreciation expense resulting primarily from improved materials handling equipment in our Houston and Dallas facilities since April 1, 2006 and the costs in our Jacksonville facility, partially offset by

•	Lower bad debt expense as the receivable quality and collection risk has improved, and
•	Lower office rent primarily due to the closure of the temporary facility in Louisiana in August 2006.

Additional Statement of Operations Commentary

•
Operating profit of 4.2% of sales for 2007 increased from 2.9% of sales for 2006. The Abatix segment operating profit of 3.3% of sales for 2007 increased from 1.9% for 2006. The IESI segment operating profit of 13.9% of sales for 2007 decreased from operating profit of 21.1% for 2006.

o	The increase at the Abatix segment is a result of higher gross profit, partially offset by higher S,G&A expenses.
o	The decline at the IESI segment is a result of higher S,G&A Expenses.
•	Interest expense of $100,000 decreased approximately $30,000 from 2006 primarily due to lower average borrowed balance, partially offset by higher interest rates.
•
Our effective tax rate was 42.8% in 2007 and 39.0% in 2006. The effective tax rate is greater than the Federal statutory rate because it includes items that are not deductible for Federal income taxes, as well as state income taxes.

•
Net earnings of $359,000 or $.21 per share in 2007 increased approximately $139,000 from net earnings of $220,000 or $.13 per share in 2006 as a result of higher gross profit, partially offset by higher S,G&A expenses.

Liquidity and Capital Resources

Cash provided by operations during 2007 of $976,000 decreased when compared to cash provided by operations during 2006 of $3,721,000. The decrease is primarily related to the collection of receivables in the first quarter of 2006 that related to the hurricanes in late 2005.

•	Accounts receivable
o	Gross accounts receivable increased 3% since December 31, 2006 as the Company’s sales increased 7% in the first quarter 2007 when compared to sales for the fourth quarter of 2006.
o
Approximately 26% of the receivables balance is held by ten companies, with the largest company comprising approximately 7% of the receivables balance. While these companies are long-term customers of Abatix and payment in full is expected, non-payment or delays in payment of these balances owed would have a significant negative impact on the cash flows of the Company.

•	Gross inventory decreased 5% since December 31, 2006 as the Company continues to work to improve inventory turns.

Cash requirements for investing activities during 2007 of $27,000 decreased by $25,000 when compared to 2006. These requirements were primarily the:

•	normal upgrades of computer hardware and software and
•	some leasehold improvements for the Jacksonville Location.

Purchases for the remainder of 2007 are estimated to be approximately $335,000 and are expected to include:

•	the replacement of delivery and corporate vehicles,
•	the continued normal upgrade of computer hardware and software, and
•	certain leasehold improvements for the San Francisco and Los Angeles facilities.

The Company has a $12,000,000 working capital line of credit with its financial institution and a $500,000 capital equipment credit facility.

•	Based on the borrowing formula calculated as of March 31, 2007, the Company had the capacity to borrow up to a maximum of $10,111,000 on its working capital line.
•	As of May 9, 2007, there are advances of $4,149,000 outstanding on the working capital credit facility.
•	As of May 9, 2007, there are advances of $281,000 outstanding on the capital equipment credit facility.
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

Contractual Obligations

The following table presents the Company’s total contractual obligations as of March 31, 2007 for which future cash flows are fixed or determinable (in thousands).

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Working Capital Line of Credit	$4,430	$4,430	$-	$-	$-
Long-Term Debt Obligations	321	128	193	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	7,263	764	2,131	1,745	2,623
Inventory Purchase Obligations	2,279	2,279	-	-	-
Other Purchase Obligations	424	217	202	5	-
Employment Contracts	1,076	461	615	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$15,793	$8,279	$3,141	$1,750	$2,623

Commentary:
•
Even though the Company’s working capital line of credit agreement has a maturity date of October 2008, there is no defined payment schedule. Therefore, this line of credit is classified as a current liability on the Consolidated Balance Sheets. In addition, the above amount does not include a contractual obligation related to the interest since the interest rate is variable and the working capital line of credit balance fluctuates, therefore making the interest component not fixed and determinable. If the March 31, 2007 balance were outstanding for an entire year, the interest payable would be approximately $343,000 at the Company’s current interest rate.

•	The Company’s long-term debt obligations are comprised of equipment notes with terms of 24 to 60 months in length. Certain of these term notes also have a call feature, and are therefore classified as current liabilities on the Consolidated Balance Sheets. The other term notes with no call feature are properly classified between the current liabilities and non-current liabilities sections on the Consolidated Balance Sheets.
•	The inventory purchase obligations represent purchase order amounts the Company anticipates will become payable within the next year for saleable product.
•	The other purchase obligations include amounts due on contracts for telecommunication and credit services.
•	The employment agreements with the executive officers expire on December 31, 2008.

New Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement, which amends Statement No. 133 and No. 140, (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Statement No. 155 was adopted on January 1, 2007. There was no material impact resulting from the adoption of Statement No. 155 on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement, which amends Statement No. 140: (1) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; (3) Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; (4) At its initial adoption, permits a one-time reclassification of available-for-sale securities under Statement 115 under certain conditions; and (5) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Statement No. 156 was adopted on January 1, 2007. There was no material impact resulting from the adoption of Statement No. 156 on the Company’s financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainties in Income Tax.” The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and applies to all tax positions. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Additionally, FIN 48 requires other annual disclosures. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 with earlier application permitted if no interim financial statements have been issued. FIN 48 was adopted on January 1, 2007. There was no material impact resulting from the adoption of FIN 48 on the Company’s financial statements. See note 1 to the Consolidated Financial Statements for a discussion of the accounting policy for interest and penalties.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 amends Statements 87, 88, 106 and 132(R). Statement No. 158 would require employers to recognize the funded status of a benefit plan in its statement of financial position and recognize the gains or losses and prior service costs as a component of other comprehensive income. Employers must also measure defined benefit plan assets and obligations as of the date of the fiscal year financial statements and to disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arises from gains, losses or prior costs of service as well as transition of asset or obligation. The effective date of Statement No. 158 is for fiscal years ending after December 15, 2006 for the funded status of a benefit plan and the disclosure requirements and fiscal years ending after December 15, 2008 for the measurement of plan assets benefit obligations. Statement No. 158 was adopted was adopted by the Company with no material impact resulting on the Company’s financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 gives companies an option to report selected financial assets and liabilities at fair value. Statement No. 159 also established presentation and disclosure requirements. The effective date of Statement No. 159 is for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of Statement No. 159 to have a material impact on its financial statements.

Business Outlook

Our goal for 2007 is to produce revenue growth, exclusive of any non-recurring revenues that may occur, as it is vital to our long-term success.

•
We are anticipating the industrial and construction markets to remain steady as the general economy and, in particular, the real estate market, have stabilized. Although the Company does not sell much to the residential housing industry, the recent slowdown in this industry could affect the commercial construction industry in 2007.

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

•
New locations and acquisitions will most likely be critical for the long-term growth of the Company. Although we are not certain if and when we will open more locations, we are currently evaluating certain markets as possibilities. Although we are approached on a periodic basis, we are not seriously evaluating any acquisitions at this time.

Overall margins for 2007 are anticipated to be in the 27 - 28% range.

•
We are utilizing certain tools and reporting from our computer system in an effort to enhance margins. In addition, these tools and reporting should allow us to identify issues that can be addressed more quickly, thereby minimizing possible margin erosion.

•	We continue to evaluate the consolidation of certain vendors to enhance value.
•	Alternative methods for sourcing products are also being evaluated to enhance value.
•	However, further competitive pressures or changes in the customer or product mix could negatively impact any and all efforts by the Company to maintain or improve product margins.

The Company will need to reduce costs to stay competitive and improve its profitability.
•
We intend to continue evaluating costs, including labor related costs, rent and freight which make up approximately 75% of our S,G&A costs, to ensure our cost structure is in line with our revenue stream and supports our business model.

•
The Company experienced two facility moves in 2006, including the Dallas location, which includes the Dallas distribution facility, IESI and the corporate office. Facility moves are expensive and disruptive. There are no planned moves in 2007.

•	The revenues related to our Jacksonville facility are not expected to be sufficient to cover the operating costs in the first twelve to eighteen months of operations.
•
In 2005, the Company began its work to comply with SOX 404. The Company currently estimates that it will incur in excess of $800,000 in costs, most of which are external costs, related to this work. These costs do not include internal personnel costs because they are difficult to determine. After our initial compliance, some of this personnel time will revert to operating and growing the business, although personnel will continue to work on the annual compliance requirements.

•	Unless revenues improve significantly and are sustainable, S,G&A expenses are estimated to be in the 24 - 25% range for 2007.
•
The Company’s credit facilities are variable rate notes tied to the lending institution’s prime or Libor rates. Increases in these rates have already and could continue to negatively affect the Company’s earnings.

Depending on many factors, 2007 cash flow from operations for the entire year is expected to be positive primarily due to earnings, non-cash charges and inventory reduction.

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
•
The Company’s inventory turns have decreased over the past twelve months. The Company is continuing to work on reducing inventory levels; however, the Company believes its allowance for inventory obsolescence is sufficient to cover any valuation issues.

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

•	The Company currently estimates that it will incur in excess of $450,000 in additional costs in 2007 related to the initial compliance with SOX 404. These costs are expensed as incurred.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures were effective in timely alerting them to material Company (including its consolidated subsidiary) events and information required to be included in the Company's Exchange Act filings.

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

Changes in Internal Control

There have been no changes in the Company's internal controls over financial reporting or in other factors that occurred in the first quarter 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 1A. Risk Factors. There has been no material change from the risk factors previous disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits.
(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.*

(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.*

(32.1)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.*

(32.2)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.*

* - Only included with the Company’s electronic filing with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABATIX CORP. (Registrant)

Date: May 11, 2007	By:	/s/ Frank J. Cinatl, IV
Frank J. Cinatl, IV Vice President and Chief Financial Officer of Registrant (Principal Accounting Officer)