Form 10-Q
period 2007-06-30
ABATIX CORP
filed 2007-08-14
CIK 845779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

___________________________________________________________
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common stock outstanding at August 9, 2007 was 1,711,148.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
Assets	(Unaudited)
Current assets:
Cash	$246,640	$151,311
Trade accounts receivable, net of allowance for doubtful accounts of $625,011 in 2007 and $731,569 in 2006	10,231,439	9,286,359
Inventories	9,797,753	9,773,334
Prepaid expenses and other assets	588,439	625,165
Deferred income taxes	537,466	614,558
Total current assets	21,401,737	20,450,727
Property and equipment, net of accumulated depreciation of $3,027,259 in 2007 and 3,042,677 in 2006	1,263,570	1,433,184
Deferred income taxes	356,966	346,942
Other assets	139,033	111,434
	$23,161,306	$22,342,287
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long term debt	$4,910,514	$5,615,779
Accounts payable	4,319,646	3,523,849
Accrued compensation	469,709	190,996
Other accrued expenses	828,632	1,033,076
Total current liabilities	10,528,501	10,363,700
Long term debt	8,359	13,412
Total liabilities	10,536,860	10,377,112

Stockholders’ equity:
Preferred stock - $1 par value, 500,000 shares authorized; none issued	-	-
Common stock - $ .001 par value, 5,000,000 shares authorized; 2,437,314 shares issued in 2007 and 2006	2,437	2,437
Additional paid-in capital	2,574,560	2,574,560
Retained earnings	12,304,791	11,645,520
Treasury stock at cost, 726,166 common shares in 2007 and 2006	(2,257,342)	(2,257,342)
Total stockholders’ equity	12,624,446	11,965,175
Commitments and contingencies
	$23,161,306	$22,342,287

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$17,190,566	$16,955,806	$34,448,077	$33,562,136
Cost of sales	(12,261,332)	(12,083,140)	(24,345,764)	(24,050,763)
Gross profit	4,929,234	4,872,666	10,102,313	9,511,373

Selling, general and administrative expenses	(4,340,827)	(4,125,112)	(8,793,147)	(8,277,997)
Operating profit	588,407	747,554	1,309,166	1,233,376

Other income (expense):
Interest expense	(93,269)	(122,680)	(193,571)	(252,960)
Other, net	3,980	(13,435)	10,108	(8,871)
Earnings before income taxes	499,118	611,439	1,125,703	971,545

Income tax expense	(198,485)	(243,644)	(466,432)	(384,153)
Net earnings	$300,633	$367,795	$659,271	$587,392

Basic and diluted earnings per common share	$.18	$.21	$.39	$.34

Basic and diluted weighted average shares outstanding (note 3)	1,711,148	1,711,148	1,711,148	1,711,148

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$659,271	$587,392
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	278,717	247,997
Deferred income taxes	67,068	(18,864)
Provision for losses on receivables	43,904	145,643
Provision for obsolescence of inventory	136,064	61,062
Loss on disposal of assets	3,358	15,186
Changes in operating assets and liabilities:
Receivables	(988,984)	2,293,267
Inventories	(160,483)	(445,227)
Prepaid expenses and other assets	36,726	116,596
Other assets, primarily deposits	5,457	(46,866)
Accounts payable	795,797	632,122
Accrued expenses	74,269	(736,720)
Net cash provided by operating activities	951,164	2,851,588

Cash flows from investing activities:
Purchase of property and equipment	(116,646)	(382,106)
Proceeds from the disposal of fixed assets	6,129	6,200
Purchase of intangible asset	(35,000)	-
Advances to employees	(6,875)	(989)
Collection of advances to employees	6,875	2,259
Net cash used in investing activities	(145,517)	(374,636)

Cash flows from financing activities:
Borrowings on notes payable	10,848,248	8,373,707
Repayments on notes payable and long-term debt	(11,558,566)	(11,245,702)
Net cash used in financing activities	(710,318)	(2,871,995)

Net increase (decrease) in cash	95,329	(395,043)
Cash at beginning of period	151,311	790,097
Cash at end of period	$246,640	$395,054

Supplemental Information:
Cash paid for interest	$195,331	$223,532
Cash paid for income taxes	$490,161	$975,766

See accompanying notes to consolidated financial statements.

ABATIX CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation, General and Business

Abatix Corp. (“Abatix”) and subsidiary, (collectively, the “Company") market and distribute personal protection and safety equipment, and durable and nondurable supplies to the environmental industry, the industrial industry, and, combined with tools and tool supplies, the construction industry. At June 30, 2007, the Company operated eight sales and distribution centers in six states, including our Jacksonville, Florida office which opened in August 2006. In response to the summer 2005 hurricanes, the Company operated a temporary facility in Ponchatoula, Louisiana from September 2005 until August 2006.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, which was adopted on January 1, 2007, the Company accrues for interest and penalties associated with income tax liabilities in accordance with applicable tax laws. There was no material impact from the adoption of FIN 48. Any charges for interest and penalties related to income tax liabilities are recorded in the provision for income taxes on the Consolidated Statements of Operations. The Company has analyzed all filing positions in federal and state tax jurisdictions where it is required to file income tax returns. Major tax jurisdictions of the Company include the federal jurisdiction and the states of Texas and California. The Company’s U.S. federal income tax returns have been audited through 2001 and all federal assessments of additional taxes, interest and penalties have been paid. The Company is currently in the process of an audit of our 2005 federal tax return. State tax returns are open to examination for years 2003 through 2005. The Company believes that it is more likely than not that all income tax positions and deductions will be sustained on audit. Accordingly, no reserves for uncertain income tax positions have been recorded in the financial statements pursuant to FIN 48. There are no unrealized tax benefits as of June 30, 2007, nor does the Company anticipate any change in its unrealized tax benefits during the next twelve months.

As more fully described in Note 11 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108 effective January 1, 2006. During the fourth quarter of 2006, the Company determined that an immaterial portion of the consideration received from vendors should be applied as a reduction of the carrying cost of inventory rather than as an immediate reduction of cost of sales. In accordance with the provisions of SAB No. 108, the Company elected to adjust previously reported financial statements for immaterial errors the next time they are presented. Therefore, the financial statements herein for the first three and six month periods of 2006 have been adjusted for the application of vendor consideration to the carrying cost of inventory.

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

(2) Change in Accounting Estimate

In the second quarter of 2007, the Company obtained improved data related to its inventory valuation allowance. In accordance with Statement of Financial Accounting Standards (“Statement”) No. 154, “Accounting Changes and Error Corrections,” the Company increased its reserve for slow moving inventory by approximately $78,000 (net of tax of $46,700), or $.03 per share, as a change in accounting estimate. The Company will continue to accumulate future data which could result in additional changes to this accounting estimate.

In the second quarter of 2006, the Company obtained improved data related to its liability for health care costs incurred, but not reported. In accordance with Statement No. 154, the Company reduced its liability for these costs by approximately $81,000 (net of tax of $53,000), or $.05 per share, as a change in accounting estimate. The Company will continue to accumulate future data which could result in additional changes to this accounting estimate.

(3) Earnings per Share

The Company has a stockholder-approved equity compensation plan (“2006 Stock Plan”). The maximum number of equivalent shares of Common Stock authorized for issuance and issuable in various forms under the 2006 Stock Plan is three hundred thousand (300,000) shares, although no shares have been issued.

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each period, while diluted earnings per share includes the effects of all dilutive potential common shares. For the three and six month periods ended June 30, 2007 and 2006, there were no dilutive securities outstanding.

(4) Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Abatix and IESI. The Abatix operating segment includes the Company’s corporate operations, aggregated operating branches (including any temporary facilities), which are principally engaged in distributing environmental, safety and construction equipment and supplies to contractors and manufacturing facilities in the west, southwest and southeast portions of the United States. The IESI operating segment, which consists of the Company’s wholly-owned subsidiary, International Enviroguard Systems, Inc., is principally engaged in the wholesale distribution of disposable protective clothing to companies similar to, and including, Abatix. The IESI operating segment distributes products throughout the United States and the Caribbean.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no significant noncash items.

	Abatix	IESI	Totals
Three months ended June 30, 2007
Sales from external customers	$16,425,723	$764,843	$17,190,566
Intersegment sales	94	408,465	408,559
Interest expense	93,269	-	93,269
Depreciation and amortization	125,499	10,128	135,627
Segment profit	607,254	4,480	611,734
Capital expenditures	83,176	588	83,764

Three months ended June 30, 2006
Sales from external customers	$16,201,439	$754,367	$16,955,806
Intersegment sales	-	320,384	320,384
Interest expense	122,680	-	122,680
Depreciation and amortization	126,796	2,330	129,126
Segment profit	536,131	235,589	771,720
Capital expenditures	305,368	24,012	329,380

Six months ended June 30, 2007
Sales from external customers	$32,640,917	$1,807,160	$34,448,077
Intersegment sales	377	741,396	741,773
Interest expense	193,571	-	193,571
Depreciation and amortization	260,434	18,283	278,717
Segment profit	1,146,957	195,948	1,342,905
Capital expenditures	111,376	5,270	116,646

Six months ended June 30, 2006
Sales from external customers	$32,193,869	$1,368,267	$33,562,136
Intersegment sales	-	542,337	542,337
Interest expense	252,960	-	252,960
Depreciation and amortization	243,690	4,307	247,997
Segment profit	836,004	411,770	1,247,774
Capital expenditures	358,094	24,012	382,106

Segment Assets
June 30, 2007	$21,129,968	$2,147,947	$23,277,915
December 31, 2006	20,592,919	1,877,793	22,470,712

Below is a reconciliation of (i) total segment profit to operating profit on the Consolidated Statements of Operations, and (ii) total segment assets to total assets on the Consolidated Balance Sheets for all periods presented. The sales from external customers represent the net sales on the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Profit for reportable segments	$611,734	$771,720	$1,342,905	$1,247,774
Elimination of intersegment profits	(23,327)	(24,166)	(33,739)	(14,398)
Operating profit	$588,407	$747,554	$1,309,166	$1,233,376

			June 30,	December 31,
			2007	2006
Total assets for reportable segments			$23,277,915	$22,470,712
Elimination of intersegment assets			(116,609)	(128,425)
Total assets			$23,161,306	$22,342,287

The Company’s sales, substantially all of which are on an unsecured credit basis, are to various customers from its permanent distribution centers in Texas, California, Arizona, Washington, Nevada and Florida and its temporary facilities, if any. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for loss on uncollectible accounts. During the six months ended June 30, 2007 and 2006, no single customer accounted for more than 10% of net sales, although sales to our top ten customers were approximately 17% of consolidated net sales in both of those periods. In addition, sales to environmental contractors were approximately 43% and 46% for the six months ended June 30, 2007 and 2006, respectively. A loss of one of the top customers or a reduction in spending on environmental projects could significantly impact sales.

The receivables balance is comprised of more than 1,800 accounts. The largest customer owing money to the Company represented approximately 6% of the total receivables balance as of June 30, 2007, while the top ten companies represented approximately 23%. While most of these accounts at June 30, 2007 have been customers of the Company for more than three years, with several being customers of the Company for more than ten years, non-payment by any one of these accounts would have a significant negative impact on the cash flows of the Company. During times of disasters, the concentration of balances in a few customers could be significantly larger.

Although no vendor accounted for more than 10% of the Company’s sales, the top ten vendors represented 36% and 38% of sales for the first six months of 2007 and 2006, respectively. In addition, two product classes (groupings of similar products) accounted for greater than 10% of sales for the first six months of 2007 or 2006.

•
The first product class, plastic sheeting and bags, accounted for approximately 18% and 20% of net sales in the first six months of 2007 and 2006, respectively. A major component of these products is petroleum. Increases in oil prices or shortages in supply could significantly impact sales and the Company’s ability to supply its customers with certain products at a reasonable price.

•
The second product class, disposable clothing, accounted for approximately 14% and 13% of net sales in the first six months of 2007 and 2006, respectively. A majority of these products are produced internationally, predominantly in China. Changes in the political or economic climates or other events (e.g., Avian Bird Flu, SARS, etc.) could impact our ability to obtain these products from our current source.

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

•
Controlling Costs - To maintain our competitive position by providing competitively priced products while also maintaining our profitability, we must control our costs and effectively utilize our assets. We continuously review our general and administrative costs making adjustments where appropriate. Our ability to control costs can be affected by outside factors, such as the price of oil or other raw materials or increases in interest rates. In addition, the cost to initially comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) is expected to total more than $800,000. This cost will most likely negate any of our cost reduction efforts.

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

Overview of the Second Quarter and First Six Months Results

•	Net sales increased 1% for the second quarter and 3% for the first six months when compared to 2006.

•	Gross profit increased 1% for the second quarter and 6% for the first six months when compared to 2006.

•	Selling, General and Administrative (“S,G&A”) costs increased 5% for the second quarter and 6% for the first six months when compared to 2006.

•	Net income of $301,000 decreased $67,000 for the second quarter when compared to 2006.

•	Net income of $659,000 increased $72,000 for the first six months when compared to 2006.

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

Results of Operations and Related Information

Second Quarter 2007 Compared With 2006

Net Sales

Consolidated net sales increased 1% to $17,191,000 from 2006. The Abatix and IESI operating segments net sales to external customers both increased 1% to $16,426,000 and $765,000, respectively.

•
The increase in sales to external customers at the Abatix operating segment resulted from increased sales to the industrial and contractor markets, offset by a decline in the environmental market. Sales for 2007 were positively impacted by our Jacksonville facility which opened in August 2006. Sales for 2006 included approximately $237,000 from our temporary facility in Louisiana which closed in the third quarter 2006.

•	The increase in sales to external customers at the IESI operating segment resulted primarily from an increase the number of customers.

Gross Profit

Consolidated gross profit of $4,929,000 increased 1.2% from 2006. Expressed as a percentage of sales, gross profit was 28.7% in both 2007 and 2006. The increase in gross profit dollars is primarily a result of:

•	Higher sales volume in the industrial and construction markets at the Abatix segment, partially offset by

•	Change in the product mix within the IESI segment.

S,G&A Expenses

S,G&A expenses of $4,341,000 increased 5.2% from 2006. Expressed as a percentage of sales, S,G&A expenses were 25.3% and 24.3% for 2007 and 2006, respectively. The significant changes are:

•	Higher salaries and wage costs primarily as a result of normal annual increases in non-executive wages and an increase in personnel,

•	Increased health care expenses resulting from a second quarter 2006 change in accounting estimate for incurred, but not reported health care costs which reduced the amount accrued in 2006, and

•	Higher sales commissions, partially offset by

•	Lower legal and professional fees related to lower external expenses related to SOX 404 and lower fees related to collections,

•	Lower bad debt expense as the receivable quality and collection risk has improved, and

•	Lower office rent and contract labor primarily due to the closure of the temporary facility in Louisiana in August 2006.

Additional Statement of Operations Commentary

•
Operating profit of 3.4% of sales for 2007 decreased from 4.4% of sales for 2006. The Abatix segment operating profit of 3.7% of sales for 2007 increased from 3.3% for 2006. The IESI segment operating profit of 0.4% of sales for 2007 decreased from operating profit of 21.9% for 2006.

•	The increase at the Abatix segment is a result of a higher gross profit, partially offset by higher S,G&A expenses.

•	The decline at the IESI segment is a result of higher S,G&A expenses, primarily due to an increase in the sales force.

•	Interest expense of $93,000 decreased approximately $29,000 from 2006 primarily due to lower average borrowed balance, partially offset by higher interest rates.

•
Our effective tax rate was 39.8% in both 2007 and 2006. The effective tax rate is greater than the Federal statutory rate because it includes items that are not deductible for Federal income taxes, as well as state income taxes.

•
Net earnings of $301,000 or $.18 per share in 2007 decreased approximately $67,000 from net earnings of $368,000 or $.21 per share in 2006 as a result of higher gross profit and lower interest expense, partially offset by higher S,G&A expenses.

First Six Months 2007 Compared With 2006

Net Sales

Consolidated net sales increased 3% to $34,448,000 from 2006. The Abatix operating segment net sales to external customers increased 1% to $32,641,000, while the IESI operating segment net sales to external customers increased 32% to $1,807,000.

•
The increase in sales at the Abatix operating segment resulted from increased sales to the industrial and construction markets, as spending has increased due to the current status of the U.S. economy, partially offset by a decline in sales to the environmental market. Sales for 2007 were positively impacted by our Jacksonville facility which opened in August 2006. Sales for 2006 included approximately $639,000 from our temporary facility in Louisiana which closed in the third quarter 2006.

•	The increase in sales to external customers at the IESI operating segment resulted primarily from an increase in sales to our largest customer.

Gross Profit

Consolidated gross profit of $10,102,000 increased 6.2% from 2006. Expressed as a percentage of sales, gross profit was 29.3% and 28.3% in 2007 and 2006, respectively. The increase in gross profit dollars is primarily a result of:

•	Higher sales volume in the industrial and construction markets at the Abatix segment,

•	A change in the product mix at the Abatix segment, and

•	Higher sales volume at the IESI segment.

S,G&A Expenses

S,G&A expenses of $8,793,000 increased 6.2% from 2006. Expressed as a percentage of sales, S,G&A expenses were 25.5% and 24.7% for 2007 and 2006, respectively, as the general and administrative costs increased at a faster rate than the growth in revenues. The significant changes are:

•	Higher salaries and wage costs primarily as a result of normal annual increases in non-executive wages and an increase in personnel,

•	Higher sales commissions, and

•
Increased health care expenses resulting from a second quarter 2006 change in accounting estimate for incurred, but not reported health care costs which reduced the amount accrued in 2006, partially offset by

•	Lower bad debt expense as the receivable quality and collection risk has improved, and

•	Lower office rent and contract labor primarily due to the closure of the temporary facility in Louisiana in August 2006.

Additional Statement of Operations Commentary

•
Operating profit of 3.8% of sales for 2007 increased from 3.7% in 2006. The Abatix segment operating profit of 3.5% of sales for 2007 improved from 2.6% in 2006. The IESI segment operating profit of 7.7% of sales in 2007 declined from 21.6% in 2006.

•	The increase at the Abatix segment is a result of higher gross profit, partially offset by higher S,G&A expenses.

•	The decline at the IESI segment is a result of higher S,G&A expenses, primarily due to an increase in the sales force.

•	Interest expense of $194,000 decreased approximately $59,000 from 2006 primarily due to lower borrowed balance offset, partially offset by higher interest rates.

•
Our effective tax rate was 41.4% in 2007 and 39.5% in 2006. The effective tax rate is higher in 2007 as a result of increased meals and entertainment expenses which are only 50% deductible for income tax purposes, partially offset by the estimated lower rate in Texas. The effective tax rate is greater than the Federal statutory rate because it includes items that are not deductible for Federal income taxes, as well as state income taxes.

•
Net earnings of $659,000 or $.39 per share increased approximately $72,000 from net earnings of $587,000 or $.34 per share in 2006 as a result of higher operating income, partially offset by higher interest expense.

Liquidity and Capital Resources

Cash provided by operations during 2007 of $951,000 decreased when compared to cash provided by operations during 2006 of $2,852,000. The 2006 amount was higher because of the collection of receivables that were generated in the fourth quarter of 2005 from the hurricanes that affected the Gulf Coast.

•	Accounts receivable

•	Gross accounts receivable increased 8.4% since December 31, 2006 as the Company’s sales increased 6.5% in the second quarter 2007 when compared to sales for the fourth quarter of 2006.

•
Approximately 23% of the receivables balance is held by ten companies, with the largest company comprising approximately 6% of the receivables balance. While these companies are long-term customers of Abatix and payment in full is expected, non-payment or delays in payment of these balances owed would have a significant negative impact on the cash flows of the Company.

Cash requirements for investing activities during 2007 of $146,000 decreased by $229,000 when compared to 2006. The 2006 amount was higher primarily due to the purchase of warehouse rack and equipment related to space utilization improvements from the relocation of our Houston facility and software to improve the functionality of the Company's website. The 2007 requirements were primarily the:

•	Normal upgrades of computer hardware and software,

•	Replacement of a delivery truck and a corporate vehicle, and

•	Continued improvements for our Jacksonville location.

Purchases for the remainder of 2007 are estimated to be approximately $262,000 and are expected to include:

•	the replacement of delivery and corporate vehicles,

•	the continued normal upgrade of computer hardware and software, and

•	certain leasehold improvements for the San Francisco and Los Angeles facilities.

The Company has a $12,000,000 working capital line of credit with its financial institution and a $500,000 capital equipment credit facility.

•	Based on the borrowing formula calculated as of June 30, 2007, the Company had the capacity to borrow up to a maximum of $9,896,000 on its working capital line.

•	As of August 9, 2007, there are advances of $4,917,000 outstanding on the working capital credit facility.

•	As of August 9, 2007, there are advances of $248,000 outstanding on the capital equipment credit facility.

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

Contractual Obligations

The following table presents the Company’s total contractual obligations as of June 30, 2007 for which future cash flows are fixed or determinable (in thousands).

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Working Capital Line of Credit	$4,637	$4,637	$-	$-	$-
Long-Term Debt Obligations	282	74	207	1	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	7,009	510	2,131	1,745	2,623
Inventory Purchase Obligations	3,621	3,621	-	-	-
Other Purchase Obligations	418	211	202	5	-
Employment Contracts	922	307	615	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$16,889	$9,360	$3,155	$1,751	$2,623

Commentary:

•
Even though the Company’s working capital line of credit agreement has a maturity date of October 2008, there is no defined payment schedule. Therefore, this line of credit is classified as a current liability on the Consolidated Balance Sheets. In addition, the above amount does not include a contractual obligation related to the interest since the interest rate is variable and the working capital line of credit balance fluctuates, therefore making the interest component not fixed and determinable. If the June 30, 2007 balance were outstanding for an entire year, the interest payable would be approximately $359,000 at the Company’s current interest rate.

•
The Company’s long-term debt obligations are comprised of equipment notes with terms of 24 to 60 months in length. Although classified, by payment terms in the table above if not called, certain of these term notes also have a call feature, and are therefore classified as current liabilities on the Consolidated Balance Sheets. The other term notes with no call feature are properly classified between the current liabilities and non-current liabilities sections on the Consolidated Balance Sheets.

•	The inventory purchase obligations represent purchase order amounts the Company anticipates will become payable within the next year for saleable product.

•	The other purchase obligations include amounts due on contracts for telecommunication and credit services.

•	The employment agreements with the executive officers expire on December 31, 2008.

•
Since the Company has no recorded tax liabilities in accordance with FIN 48, there are no amounts included in the table above. See Note 1 to the consolidated financial statements for further discussion.

New Accounting Standards

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

Business Outlook

Our goal for 2007 is to produce revenue growth, exclusive of any non-recurring revenues that may occur, as it is vital to our long-term success.

•	We anticipate the environmental, industrial and commercial construction markets to remain steady as the general economy, and in particular, the commercial real estate market, have stabilized.

•
Many of our customers have a portion of their business in the residential housing sector. Although the Company does not sell much directly to the residential housing industry, the slowdown in this industry will most likely affect our customer base in 2007.

•
Unpredictable weather related events could have a positive impact on the environmental market, in particular, the restoration subset of that market. The significance to our business of these weather related events is impacted by several factors, including, but not limited to: (i) the events must impact large, densely populated areas causing significant property damage; (ii) be near an area that can be easily serviced by our facilities; (iii) product must be available from the manufacturers; and (iii) the work performed must be awarded to one of our customers.

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

Overall margins for 2007 are anticipated to be in the 27 - 29% range.

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

•	Unless revenues improve significantly and are sustainable, S,G&A expenses are estimated to be in the 25 - 26% range for 2007.

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

•
A new, full service sales and distribution location could require approximately $100,000 in fixed asset purchases, comprised of computers, office furniture, warehouse racking and potentially a delivery vehicle. Cash would be required to stock a location with product and to finance the customers’ purchases. Cash flow from operations and borrowings on our lines of credit would most likely be used to finance any new location.

•
Unless the Company’s stock could be used as currency, any acquisitions would most likely require the raising of capital as the borrowing capacity on the lines of credit and the cash flow from operations would most likely not be sufficient to support an acquisition of reasonable size.

•
The Company currently estimates that it will incur $300,000 - $400,000 in additional costs in the second half of 2007 related to the initial compliance with SOX 404. These costs are expensed as incurred.

Information Concerning Forward-Looking Statements

Certain statements contained herein, among other things, are of a forward-looking nature relating to future events or the future business performance of Abatix. Such statements involve a number of risks and uncertainties including, without limitation, further decline in the residential housing market which impacts the commercial construction segment, the occurrence, timing and property devastation from disasters or lack thereof; global, national and local economic and political conditions; changes in laws and regulations relating to the Company’s products; the ability to import or source products; market acceptance of new products; existence or development of competitive products that outperform current product lines or are priced more competitively; inability to hire and train quality people or retain current employees; changes in interest rates; the financial status of and relationships with key customers and vendors, including non-trade vendors; efforts to control and/or reduce costs; fluctuations in oil prices; or the Company’s success in the process of management’s assessment and auditor attestation of internal controls, as required by the SOX 404. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures were effective in timely alerting them to material Company (including its consolidated subsidiary) events and information required to be included in the Company's Exchange Act filings.

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

Changes in Internal Control

There have been no changes in the Company's internal controls over financial reporting or in other factors that occurred in the second quarter 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Stockholders’ Meeting was held on May 22, 2007. Represented at the meeting in person or by proxy were 1,625,989 shares of common stock or more than 95.0% of all shares of common stock outstanding.

Following is a list of directors elected to serve until the next annual meeting of stockholders and the corresponding vote tabulations for the shares represented at the meeting, of which, at least 93.5% voted for each nominee. There were no broker non-votes with respect to this matter.

Nominee	Votes For	Votes Withheld
Terry W. Shaver	1,610,789	15,200
Gary L. Cox	1,600,136	25,853
A. David Cook	1,615,489	10,500
Donald N. Black	1,615,489	10,500
Eric A. Young	1,616,089	9,900

At the meeting, the stockholders also voted on to ratify the appointment of the independent registered public accountants. The following table shows the vote tabulation for the shares represented at the meeting.

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Ratification of Auditors	1,615,397	10,591	-	85,160

Item 5. Other Information. None

Item 6. Exhibits.

(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.*

(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.*

(32.1)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.*

(32.2)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.*

* - Only included with the Company’s electronic filing with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABATIX CORP. (Registrant)

Date: August 10, 2007	By:	/s/ Frank J. Cinatl, IV
Frank J. Cinatl, IV Executive Vice President and Chief Financial Officer of Registrant (Principal Accounting Officer)